Form 10-Q
period 2010-06-30
VICTORIA INTERNET SERVICES INC
filed 2010-08-26
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File No. 333 - 165391


                        VICTORIA INTERNET SERVICES, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                   2470 East 16th Street, Brooklyn, NY 11235,
                    (Address of principal executive offices)

                                 (718) 344-0866
                          (Issuer's telephone number)

Securities registered pursuant to                      Name of each exchange on
   Section 12(b) of the Act:                               which registered:
   -------------------------                               -----------------

                                      None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                    Outstanding as of June 30, 2010
       -----                                    -------------------------------
Common Stock, $0.01                                        4,000,000

                        VICTORIA INTERNET SERVICES, INC.

                                    FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statements of Stockholder's Equity                             5
               Statements of Cash Flows                                       6
               Notes to Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         15

Item 4.   Controls and Procedures                                            15

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        16

Item 3.   Defaults Upon Senior Securities                                    16

Item 4.   Submission of Matters to a Vote of Security Holders                16

Item 5.   Other Information                                                  16

Item 6.   Exhibits                                                           16

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009


                                     ASSETS
                                                                June 30,      December 31,
                                                                  2010           2009
                                                                --------       --------
                                                               (unaudited)     (audited)
CURRENT ASSETS
  Cash and cash equivalents                                     $    100       $ 13,900
                                                                --------       --------

      TOTAL ASSETS                                              $    100       $ 13,900
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
  Current Liabilities
  Accrued expenses                                              $  3,200       $  6,000
  Loan from shareholder                                              413            413
                                                                --------       --------
      TOTAL LIABILITIES                                            3,613          6,413
                                                                --------       --------

STOCKHOLDER'S EQUITY
  Common stock, par value $0.0000001;
    100,000,000 shares authorized,
    4,000,000 shares issued and outstanding                            1              1
  Additional paid in capital                                      19,999         19,999
  Deficit accumulated during the development stage               (23,513)       (12,513)
                                                                --------       --------
      TOTAL STOCKHOLDER'S EQUITY                                  (3,513)         7,487
                                                                --------       --------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $    100       $ 13,900
                                                                ========       ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO JUNE 30, 2010


                                                                               For the period from
                                                   Three months    Six months    October 9, 2009
                                                      ended          ended        (Inception) to
                                                     June 30,       June 30,         June 30,
                                                       2010           2010             2010
                                                    ----------      ----------      ----------
REVENUES                                            $        0      $        0      $      400
                                                    ----------      ----------      ----------
OPERATING EXPENSES
  General and administrative                                35              35              35
  Professional fees                                      5,640           6,890          12,890
  Consulting fees                                        3,500           4,075           9,075
  Web Development                                            0               0           1,500
  Incorporation costs                                        0               0             413
                                                    ----------      ----------      ----------
      TOTAL OPERATING EXPENSES                           9,175          11,000          23,913
                                                    ----------      ----------      ----------

NET LOSS FROM OPERATIONS                                (9,175)        (11,000)        (23,513)

PROVISION FOR INCOME TAXES                                   0               0               0
                                                    ----------      ----------      ----------

NET LOSS                                            $   (9,175)     $  (11,000)     $  (23,513)
                                                    ==========      ==========      ==========

NET LOSS PER SHARE: BASIC AND DILUTED               $    (0.00)     $    (0.00)
                                                    ==========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                   4,000,000       4,000,000
                                                    ==========      ==========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) (unaudited)
FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO JUNE 30, 2010

                                                                                Deficit
                                                                              Accumulated
                                        Common stock             Additional    During the
                                    ----------------------        Paid-in     development
                                    Shares          Amount        Capital        Stage         Total
                                    ------          ------        -------        -----         -----
Inception, October 9, 2009                --      $      --      $      --     $      --     $      --

Shares issued for cash at
 $0.005 per share                  4,000,000              1         19,999            --        20,000

Net loss for the period ended
 December 31, 2009                        --             --             --       (12,513)      (12,513)
                                   ---------      ---------      ---------     ---------     ---------
Balance, December 31, 2009         4,000,000              1         19,999       (12,513)        7,487

Net loss for the six months
 ended June 30, 2010                      --             --             --       (11,000)      (11,000)
                                   ---------      ---------      ---------     ---------     ---------

Balance, June 30, 2010             4,000,000      $       1      $  19,999     $ (23,513)    $  (3,513)
                                   =========      =========      =========     =========     =========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
SIX MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO JUNE 30, 2010

                                                                      Period from
                                                    Six months      October 9, 2009
                                                      ended         (Inception) to
                                                     June 30,           June 30,
                                                       2010               2010
                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                            $(11,000)          $(23,513)
  Changes in assets and liabilities:
    Increase (decrease) in accrued expenses            (2,800)             3,200
                                                     --------           --------

CASH FLOWS USED IN OPERATING ACTIVITIES               (13,800)           (20,313)
                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                        0             20,000
  Loan from shareholder                                     0                413
                                                     --------           --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 0             20,413
                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                       (13,800)               100
  Cash, beginning of period                            13,900                  0
                                                     --------           --------

  Cash, end of period                                $    100           $    100
                                                     ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $      0           $      0
                                                     ========           ========

  Income taxes paid                                  $      0           $      0
                                                     ========           ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Victoria Internet Services, Inc. was incorporated in the State of Nevada on October 9, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of December 31, 2009 we had $400 in revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and our current focus is to obtain effectiveness of our registration statement from the Securities and Exchange Commission and apply to FINRA for quotation on the OTC Bulletin Board.

We intend to commence operations in the business of online tax preparation in the North American market. To date, the only operations we have engaged in are the development of a business plan and the registration of the domain name (www.victoriainternetservices.com) for our new website and provided services for one client.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $23,513 as of June 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010


NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a December 31 fiscal year end.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended June 30, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010


NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

Stock-Based Compensation
As of June 30, 2010, the Company has not issued any stock-based payments to its employees.

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at June 30, 2010 and December 31, 2009 consisted of amounts owed to the Company's outside independent auditors and lawyers for services rendered for periods reported on in these financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010


NOTE 5 - COMMON STOCK

The authorized capital of the Company is 100,000,000 common shares with a par value of $ 0.0000001 per share.

In November 2009, the Company issued 4,000,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $20,000.

There were 4,000,000 shares of common stock issued and outstanding as of June 30, 2010.

NOTE 6 - INCOME TAXES

As of June 30, 2010 and December 31, 2009, the Company had net operating loss carry forwards of approximately $23,500 and $12,500, respectively, which may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                 June 30,     December 31,
                                                   2010          2009
                                                 --------      --------
Refundable Federal income tax attributable to:
  Current Operations                             $  3,740      $  4,254
  Less: valuation allowance                        (3,740)       (4,254)
                                                 --------      --------

  Net provision for Federal income taxes         $      0      $      0
                                                 ========      ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 June 30,      December 31,
                                                   2010           2009
                                                 --------       --------
Deferred tax asset attributable to:
  Net operating loss carryover                   $  7,994       $  4,254)
  Less: valuation allowance                        (7,994)        (4,254)
                                                 --------       --------

  Net deferred tax asset                         $      0       $      0
                                                 ========       ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $23,513 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - LOAN FROM SHAREHOLDER

On October 9, 2009, the sole Director and President Leon Golden loaned the Company $413. The loan is unsecured, non-interest bearing, and due on demand.

The balance due to the shareholder was $413 as of June 30, 2010 and December 31, 2009.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2010 through August 24, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

VICTORIA INTERNET SERVICES, INC. was incorporated under the laws of the State of Nevada on October 9, 2009. Our registration statement has been filed with the Securities and Exchange Commission on June 18, 2010.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to VICTORIA INTERNET SERVICES, INC..

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of December 31, 2009 we had $400 in revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and our current focus is to obtain effectiveness of our registration statement from the Securities and Exchange Commission and apply to FINRA for quotation on the OTC Bulletin Board.

We intend to commence operations in the business of online tax preparation in the North American market. To date, the only operations we have engaged in are the development of a business plan and the registration of the domain name (www.victoriainternetservices.com) for our new website and provided services for one client.

We have not begun operations and will not begin operations until we have completed this offering. Our plan of operation is forward-looking and there is no assurance that we will ever begin operations. We are a development stage company and have not earned any revenue. It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 9, 2009) TO JUNE 30, 2010

Our net loss for the three-month period ended June 30, 2010 was approximately ($9,175) compared to a net loss of ($23,913) during the period from inception (October 9, 2009) to June 30, 2010. During the three-month period ended June 30, 2010, we did not generate any revenue.

During the three-month period ended June 30, 2010, we incurred general and administrative expenses of approximately $9,175 compared to $23,913 incurred during the period from inception (October 9, 2009) to June 30, 2010. General and administrative expenses incurred during the three-month period ended June 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the three-month period ended June 30, 2010 was ($9,175) or ($0.00) per share compared to a net loss of ($23,913) or ($0.00) per share during the period from inception (October 9, 2009) to June 30, 2010. The weighted average number of shares outstanding was 4,930,000 for the three-month period ended June 30, 2010 compared to 1,440,504 for the period from inception (October 9, 2009) to June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED JUNE 30, 2010

As at the three-month period ended June 30, 2010, our current assets were $100 and our total liabilities were $3,613, which resulted in a working capital of ($3,513). As at the three-month period ended June 30, 2010, current assets were comprised of $100 in cash compared to $13,900 in current assets at fiscal year ended December 31, 2009. As at the three month period ended June 30, 2010, current liabilities were comprised of $413 in loan from director. And $3,200 in accrued expenses.

Stockholders' equity decreased from $7,487 for fiscal year ended December 31, 2009 to ($3,513) for the three-month period ended June 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended June 30, 2010, net cash flows used in operating activities was ($9,175) consisting primarily of a net loss of ($9,175). Net cash flows used in operating activities was ($23,913) for the period from inception (October 9, 2009) to June 30, 2010.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended June 30, 2010, we did not generate net cash from financing activities. For the period from inception (October 9, 2009) to June 30, 2010, net cash provided by financing activities was $20,413 received from sale of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2009/2010. During the period from inception (October 9, 2009) to June 30, 2010, Leon Golden, our Chief Executive Officer and a director, loaned us $413. The loans are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Interest rates in Russia are not generally controlled. Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 18, 2010, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 4,000,000 shares of our restricted common stock to be issued to certain shareholders and 5,000,000 shares were registered in the initial offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VICTORIA INTERNET SERVICES, INC.


Dated: August 25, 2010             By: /s/ Leon Golden
                                       -----------------------------------------
                                       Leon Golden, President and
                                       Chief Executive Officer


Dated: August 25, 2010             By: /s/ Leon Golden
                                       -----------------------------------------
                                       Leon Golden, Chief Financial Officer