Form 10-Q
period 2010-09-30
VICTORIA INTERNET SERVICES INC
filed 2010-11-04
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                        Commission File No. 333-165391

                        VICTORIA INTERNET SERVICES, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                    2470 East 16th Street, Brooklyn, NY 11235
                    (Address of principal executive offices)

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

                            Common Stock, $0.0000001
                                (Title of Class)

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

        Class                              Outstanding as of September 30, 2010
        -----                              ------------------------------------
 Common Stock, $0.001                                   4,400,000

                        VICTORIA INTERNET SERVICES, INC.

                                    FORM 10-Q

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Balance Sheets                                                     3
           Statements of Operations                                           4
           Statement of Stockholders' Equity (Deficit)                        5
           Statements of Cash Flows                                           6
           Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                                     ASSETS

                                                                  September 30,       December 31,
                                                                      2010               2009
                                                                    --------           --------
                                                                   (unaudited)
Current Assets
  Cash and cash equivalents                                         $  2,565           $ 15,400
                                                                    --------           --------

      Total Assets                                                  $  2,565           $ 15,400
                                                                    ========           ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
  Current Liabilities
  Accounts Payable                                                  $  3,395           $     --
  Accrued expenses                                                       602              6,000
  Loan from shareholder                                                  413                413
                                                                    --------           --------
      Total Liabilities                                                4,410              6,413
                                                                    --------           --------

Stockholder's Equity
  Common stock, par value $0.0000001; 100,000,000 shares
   authorized, 4,400,000 shares issued and outstanding                     1                  1
  Additional paid in capital                                          23,999             19,999
  Deficit accumulated during the development stage                   (25,845)           (11,013)
                                                                    --------           --------
      Total Stockholder's Equity                                      (1,845)             8,987
                                                                    --------           --------

      Total Liabilities and Stockholder's Equity                    $  2,565           $ 15,400
                                                                    ========           ========


                 See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO SEPTEMBER 30, 2010

                                                                                              For the period from
                                                                                                October 9, 2009
                                                    Three months ended   Nine months ended      (Inception) to
                                                       September 30,        September 30,        September 30,
                                                           2010                 2010                 2010
                                                        ----------           ----------           ----------
REVENUES                                                $        0           $        0           $      400
                                                        ----------           ----------           ----------
OPERATING EXPENSES
  General and administrative                                    35                   70                   70
  Professional fees                                            103                6,609               12,609
  Consulting fees                                            2,445                8,153               13,153
  Incorporation costs                                            0                    0                  413
                                                        ----------           ----------           ----------
      TOTAL OPERATING EXPENSES                               2,583               14,832               26,245
                                                        ----------           ----------           ----------

NET LOSS FROM OPERATIONS                                    (2,583)             (14,832)             (25,845)

PROVISION FOR INCOME TAXES                                       0                    0                    0
                                                        ----------           ----------           ----------

NET LOSS                                                $   (2,583)          $  (14,832)          $  (25,845)
                                                        ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED                   $    (0.00)          $    (0.00)
                                                        ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                       4,183,333            4,061,111
                                                        ==========           ==========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) (unaudited)
FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO SEPTEMBER 30, 2010


                                                  Common Stock             Additional
                                             ----------------------         Paid in      Accumulated
                                             Shares          Amount         Capital        Deficit          Total
                                             ------          ------         -------        -------          -----
INCEPTION, OCTOBER 9, 2009                        --       $      --      $      --       $      --       $      --

Common stock issued to founder at
 $0.005 per share                          4,000,000               1         19,999              --          20,000

Net loss for the period ended
 December 31, 2009                                --              --             --         (11,013)        (11,013)
                                           ---------       ---------      ---------       ---------       ---------
Balance, December 31, 2009                 4,000,000               1         19,999         (11,013)          8,987

Common Stock issued for cash as
 $0.01 Per share                             400,000              --          4,000              --           4,000

Net loss for the nine months
 ended September 30, 2010                         --              --             --         (14,832)        (14,832)
                                           ---------       ---------      ---------       ---------       ---------

BALANCE, SEPTEMBER 30, 2010                4,400,000       $       1      $  23,999       $ (25,845)      $  (1,845)
                                           =========       =========      =========       =========       =========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO SEPTEMBER 30, 2010


                                                                         Period from
                                                                       October 9, 2009
                                                 Nine months ended     (Inception) to
                                                   September 30,        September 30,
                                                       2010                 2010
                                                     --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                            $(14,832)            $(25,845)
  Changes in assets and liabilities
    Increase (decrease) in accrued expenses            (5,397)                 602
    Increase (decrease) in accounts payable             3,395                3,395
                                                     --------             --------

CASH FLOWS USED IN OPERATING ACTIVITIES               (16,835)             (21,848)
                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                    4,000               24,000
  Loan from shareholder                                     0                  413
                                                     --------             --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             4,000               24,413
                                                     --------             --------

NET INCREASE (DECREASE) IN CASH                       (12,835)               2,565
  Cash, beginning of period                            15,400                    0
                                                     --------             --------

  Cash, end of period                                $  2,565             $  2,565
                                                     ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $      0             $      0
                                                     ========             ========

  Income taxes paid                                  $      0             $      0
                                                     ========             ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010


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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $25,845 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010


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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010.

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

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended September 30, 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010


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

Stock-Based Compensation
As of September 30, 2010, the Company has not issued any stock-based payments to its employees.

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at September 30, 2010 and December 31, 2009 consisted of amounts owed to the Company's outside independent consultants and lawyers for services rendered for periods reported on in these financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010


NOTE 5 - COMMON STOCK

The authorized capital of the Company is 100,000,000 common shares with a par value of $ 0.0000001 per share.

In November 2009, the Company issued 4,000,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $20,000.

In August and September of 2010, the Company issued 400,000 shares of common stock at a price of $0.01 per share for a total cash proceeds of $20,000.

There were 4,400,000 shares of common stock issued and outstanding as of September 30, 2010.

NOTE 6 - INCOME TAXES

As of September 30, 2010 and December 31, 2009, the Company had net operating loss carry forwards of approximately $25,500 and $11,000, respectively, which may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                  September 30,     December 31,
                                                      2010             2009
                                                    --------         --------
Federal income tax benefit attributable to:
  Current Operations                                $  4,935         $  3,744
  Less: valuation allowance                           (4,935)          (3,744)
                                                    --------         --------

Net provision for Federal income taxes              $      0         $      0
                                                    ========         ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                  September 30,     December 31,
                                                      2010             2009
                                                    --------         --------
Deferred tax asset attributable to:
  Net operating loss carryover                      $  8,679         $ (3,744)
  Less: valuation allowance                           (8,679)          (3,744)
                                                    --------         --------

Net deferred tax asset                              $      0         $      0
                                                    ========         ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $25,845 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - LOAN FROM SHAREHOLDER

On October 9, 2009, the sole Director and President Leon Golden loaned the Company $413. The loan is unsecured, non-interest bearing, and due on demand.

The balance due to the shareholder was $413 as of September 30, 2010 and December 31, 2009.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010


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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2010 through October 20, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 9, 2009) TO SEPTEMBER 30, 2010

Our net loss for the nine-month period ended September 30, 2010 was approximately ($14,832) compared to a net loss of ($25,845) during the period from inception (October 9, 2009) to September 30, 2010. During the nine-month period ended September 30, 2010, we did not generate any revenue.

During the nine-month period ended September 30, 2010, we incurred general and administrative, consulting, and professional expenses of approximately $14,832 compared to $26,245 incurred during the period from inception (October 9, 2009) to September 30, 2010. General and administrative expenses incurred during the nine-month period ended September 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the nine-month period ended September 30, 2010 was ($14,832) or ($0.00) per share compared to a net loss of ($25,845) or ($0.00) per share during the period from inception (October 9, 2009) to September 30, 2010. The weighted average number of shares outstanding was 4,061,111 for the nine-month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

As at the nine-month period ended September 30, 2010, our current assets were $2,565 and our total liabilities were $4,410, which resulted in a working capital of ($1,845). As at the nine-month period ended September 30, 2010, current assets were comprised of $2,565 in cash compared to $15,400 in current assets at fiscal year ended December 31, 2009. As at the nine-month period ended September 30, 2010, current liabilities were comprised of $413 in loan from director, $603 in accrued expenses and $3,395 in accounts payable.

Stockholders' equity decreased from $8,987 for fiscal year ended December 31, 2009 to ($1,845) for the nine-month period ended September 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2010, net cash flows used in operating activities was ($16,835) consisting primarily of a net loss of ($14,832). Net cash flows used in operating activities was ($21,848) for the period from inception (October 9, 2009) to September 30, 2010.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended September 30, 2010, we did not generate net cash from financing activities. For the period from inception (October 9, 2009) to September 30, 2010, net cash provided by financing activities was $24,413 received from sale of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2009/2010. During the period from inception (October 9, 2009) to September 30, 2010, Leon Golden, our Chief Executive Officer and a director, loaned us $413. The loans are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our September 30, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

                                   VICTORIA INTERNET SERVICES, INC.


Dated: November 4, 2010            By: /s/ Leon Golden
                                       -----------------------------------------
                                       Leon Golden,
                                       President and Chief Executive Officer


Dated: November 4, 2010            By: /s/ Leon Golden
                                       -----------------------------------------
                                       Leon Golden,
                                       Chief Financial Officer