Form 10-Q/A
period 2010-09-30
VICTORIA INTERNET SERVICES INC
filed 2010-12-07
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                                   VICTORIA INTERNET SERVICES, INC.


Dated: December 6, 2010            By: /s/ Leon Golden
                                       -----------------------------------------
                                       Leon Golden,
                                       President and Chief Executive Officer


Dated: December 6, 2010            By: /s/ Leon Golden
                                       -----------------------------------------
                                       Leon Golden,
                                       Chief Financial Officer