Form 10-K
period 2010-12-31
VICTORIA INTERNET SERVICES INC
filed 2011-03-31
CIK 1486297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from N/A to N/A.

                         Commission File No. 333-165391


                         Victoria Internet Services Inc.
             (Exact Name of Registrant as Specified in its Charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                              2470 East 16th Street
                               Brooklyn, NY 11235
                    (Address of Principal Executive Offices)

                          Copies of communications to:
                         Scott P. Doney, Attorney at Law
                       3273 E. Warm Springs Las Vegas, NV
                         89120 telephone (702) 312-6255

                                 (718) 344-0866
              (Registrant's Telephone Number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $0.0000001 per Share
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-Accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.01 the price of the last private placement of common equity: $6,750.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 4,675,000 issued and outstanding as of March 1, 2011.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                         VICTORIA INTERNET SERVICES INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

                                                                           Page
                                                                         Numbers
                                                                         -------

PART I                                                                        3

ITEM 1.      Business                                                         3

ITEM 1A.     Risk Factors                                                     6

ITEM 1B.     Unresolved Staff Comments                                        9

ITEM 3.      Legal Proceedings                                                9

ITEM 4.      Submission Of Matters To a Vote Of Securities Holders            9

PART II                                                                       9

ITEM 5.      Market For Registrant's Common Equity, Related Stockholder
             Matters And Issuer Purchases Of Equity Securities                9

ITEM 6.      Selected Financial Data                                         10

ITEM 7.      Management's Discussion And Analysis Of Financial Condition
             And Results Of Operation                                        10

ITEM 7A      Quantitative And Qualitative Disclosures About Market Risk      14

ITEM 8.      Financial Statements And Supplementary Data                     14

ITEM 9.      Changes In And Disagreements With Accountants On Accounting
             And Financial Disclosure                                        14

ITEM 9A.     Controls And Procedures (ITEM 9A(T))                            14

ITEM 9B.     Other Information                                               15

PART III                                                                     15

ITEM 10.     Directors, Executive Officers And Corporate Governance          15

ITEM 11.     Executive Compensation                                          17

ITEM 12.     Security Ownership Of Certain Beneficial Owners And Management
             And Related Stockholder Matters                                 19

ITEM 13.     Certain Relationships And Related Transactions, And Director
             Independence                                                    19

ITEM 14.     Principal Accounting Fees And Services                          19

PART IV                                                                      21

ITEM 15.     Exhibits, Financial Statements Schedules                        21

SIGNATURES                                                                   21

                                     PART I

ITEM 1. BUSINESS

GENERAL

We were incorporated in the State of Nevada on October 9, 2009. We have not started full operations. We have reserved, and own, the domain (www.victoriainternetservices.com) and are developing a website that will allow our customers to communicate on a real time basis with our team of tax preparers from the comfort of home or the office. We have not generated any substantial revenues and the only operation we have engaged in is the development of a business plan. Our business address is at 2470 East 16th Street, Brooklyn, NY 11235. Our telephone number is 718- 344-0866.We have only begun operations in a very limited capacity and will not begin full operations till the completion of this offering. Our plan of operation is forward-looking and there is no assurance that we will ever begin operations. We are a development stage company and have earned $400 in revenue since our inception on October 9, 2009. It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding. The revenues earned to date are from a single client whose taxes were prepared in person.

SERVICES

Upon completion of our website we will provide an interactive environment that will allow our customers to communicate on a real time basis with tax preparers from their home, office or anywhere. Our tax preparers will collect all income and financial information from our customers online and answer all their questions real time as well. All of our tax preparers will have an internet camera so that the customer can see them and feel like they were in the office with the tax preparer. Upon completion of the online real time session we will electronically file our customer's tax return. We will charge a fee for this service which will be paid online by credit card.

We intend to open our office in Brooklyn, New York. The office will accommodate between 5-10 tax preparers ("TP"). On an "as needed basis" each TP will be provided with a computer, internet camera and telephone. Each TP will be qualified to file individual and corporate tax returns.

Initially our sole Director and Officer, Leon Golden, will be responsible for tax preparation and consultation. If we are successful in our marketing campaign it may become necessary to hire accounting staff to help with the workload. This is not expected until after the initial 5 months following the closing of our financing. Seasonality of Work

Once in full operations we expect demand and the associated revenues to vary drastically throughout the year. The nature of tax preparation is such that the month leading up to April 15 are an extremely busy time while the rest of the year business can often be sporadic. The need for seasonal employees will be assessed during February of 2012 in order to determine staffing and training requirements.

MARKETING PLAN

In the beginning of our business operations, we plan to advertise our business on local billboards, local news paper and the internet that will promote our business. Initially, our sole officer and director, Leon Golden, will look for potential customers. We intend to use other marketing strategies, such as web advertisements, direct mailing, and phone calls to potential customers. Marketing is an ongoing matter that will continue during the life of our operations. We also expect to get new clients from "word of mouth" advertising where our potential clients from Mr. Golden's current clientele and new clients will refer their colleagues to us. We will encourage such advertising by rewarding persons who refer new clients to us. Rewards will be given in the form of reductions in future tax preparation costs to customers who make referrals. We intend to spend from 3,000 to 5,000 on marketing efforts during the first year.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not yet begun operations and will not begin operations until we have completed this offering. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or advisory services by the public.

STRATEGY

We intend to open a Real Time On-Line Income Tax Preparation service. Currently, we do not have any customers or any contracts for our services. We also have not yet commenced any operations.

MARKET

We intend to initially target New York City. In our first year of operation, we plan to open one location. Customers will pay for our goods and services with credit card.

REGULATORY REQUIREMENTS

We are not currently required to obtain any special licenses, or meet and special regulatory requirements before establishing our business other than a business license. If new government regulations, laws, or licensing requirements are passed that would restrict or eliminate delivery of any of our intended services, then our business may suffer. If we cannot hire enough qualified tax preparers then our business may suffer as well.

MARKETING

Initially, our services will be promoted by Mr. Leon Golden who has many years as a tax preparer. He will discuss our services with his friends and business associates. We also anticipate utilizing other marketing avenues in our attempt to make our services known to the general public and attract potential customers. These marketing activities will be designed to inform potential customers about the benefits of using our services and may include the following: development and distribution of marketing literature; direct mail and email advertising; billboards advertisement and, promotion of our web site.

WEBSITE MARKETING STRATEGY

We intend to promote our website by displaying it on our business cards, flyers and brochures. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

REVENUE

We intend to generate revenues by selling our tax preparation services. Therefore, we will require substantial start-up capital in order to setup our interactive online site and begin operations. Leon Golden, our president, will be devoting approximately 20 hours a week of his time to our operations. Once we begin operations Mr. Golden agreed to commit more time as required. Because Mr. Golden will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Golden. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

OFFICES

Our business office is located at 2470 East 16th Street Brooklyn NY 11235. Our telephone number is (718) 334-0866. Upon the completion of our offering, we intend to establish an office elsewhere. As of the date of this prospectus, we have not sought or selected a new office sight.

GOVERNMENT REGULATION

We are not currently subject to direct federal, state or local regulation and we do not believe that government regulation will have a material impact on the way we conduct our business.

ITEM 1A. RISK FACTORS

BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our sole officer and director, Leon Golden, will only be devoting limited time to our operations. Mr. Golden intends to devote 35% of his business time to our affairs. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that the demands on Leon Golden from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Golden may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We will be incurring losses until we build a break-even level of revenue. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will require additional funds in order to move forward with our business plan. At this time, we cannot assure investors that we will be able to obtain financing. If we are unable to raise needed financing, we will have to delay or abandon further operations. If we cannot raise financing to meet our obligations, we will be insolvent and will be forced to cease our business operations.

IF LEON GOLDEN, OUR SOLE OFFICER AND DIRECTOR, SHOULD RESIGN OR DIE, WE WILL NOT HAVE A CHIEF EXECUTIVE OFFICER. THIS COULD RESULT IN OUR OPERATIONS SUSPENDING, AND INVESTORS COULD LOSE THIER INVESTMENT.

We depend on the services of our sole officer and director, Leon Golden for the future success of our business. The loss of the services of Mr. Golden could have an adverse effect on our business, financial condition and results of operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible an investor could lose their entire investment. We do not carry any key personnel life insurance policies on Mr. Golden and we do not have a contract for his services.

BECAUSE OUR DIRECTOR OWNS 85.5% OF OUR ISSUED AND OUTSTANDING COMMON STOCK, HE CAN MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our director, Leon Golden, owns approximately 85.5% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control.

The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS SOLE NON-U.S. RESIDENT OFFICER AND DIRECTOR.

While we are organized under the laws of State of Nevada, our sole officer and director is non-U.S. resident. Consequently, it may be difficult for investors to affect service of process on Mr. Golden in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Golden based on the civil liability provisions of the United States securities laws. Since all our assets will be located in England it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE MARKET IN OUR SECURITIES WILL BE LIMITED, WHICH WILL MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the activity in the secondary market for stock that becomes subject to those penny stock rules. If a market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of investors' shares.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, a return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

AS A SHELL COMPANY, WE FACE SUBSTANTIAL ADDITIONAL ADVERSE BUSINESS AND LEGAL CONSEQUENCES.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisors), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financing statements, in the filing on Form 8-K that the shell company files to report the acquisition of a business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosure or review of the lack of the ability to issue securities using a Form S-8 may delay the consummation of any potential business combination.

AS A SHELL COMPANY, OUR SHAREHOLDERS WILL NOT BE ABLE TO RELY UPON RULE 144 FOR THE RESALE OF THEIR SHARES.

In general, Rule 144 requires restricted securities to be held for a particular length of time and prescribes the conditions which must be satisfied prior to the sale of the securities. The Securities and Exchange Commission codified a staff interpretation relating to the treatment of the securities of shell companies, of which we are one. Under the amendments, Rule 144 is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company. Therefore, the securities held by our shareholders can be resold only through a resale registration statement unless certain conditions are met. These conditions are:

     *    The company has ceased to be a shell company;

     * The company is subject to the reporting requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended;

     * The company has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Securities Exchange Act, as applicable, during the preceding twelve months; and

     * One year has elapsed since the Company has filed current "Form 10 information" with the Securities and Exchange Commission reflecting its status as an entity that is no longer a shell company.

If these conditions are satisfied, then our shareholders can resell their securities subject to all other applicable Rule 144 conditions. See "Market for Common Equity and Related Stockholder Matters - Rule 144 Shares".

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

Since inception, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to shareholders for the year ended December 31, 2010.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over the Counter Bulletin Board.

HOLDERS

We have approximately 29 record holders of our common stock as of December 31, 2010.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this S-1, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein.

PLAN OF OPERATION

COMPLETE OUR PUBLIC OFFERING

We expect to complete our public offering within 180 days after the effectiveness of our registration statement by the Securities and Exchange Commissions. We intend to concentrate all our efforts on raising capital during this period. We do not plan to begin business operations until we complete our public offering.

DEVELOP OUR WEBSITE

Upon completion of our public offering, we will hire a web designer to design our website. The timeline proposed by our web designer is approximately one month to have a working website with online payment options and video conferencing set up. Our website will be built for two purposes:

     1) To promote and give potential clients an intro to the ease of doing their taxes from the comfort of their home.

     2)   To allow the interaction to occur between client and accounting rep.

We intend to have the website created in a user friendly manner so that both clients and accounting staff, (which will be comprised only of our sole Director and Officer Mr. Leon Golden for the first year of operations), will be able to conduct business in an efficient and effective manner.

ESTABLISH OUR OFFICE

When our website is operational, we plan to set up a new office and acquire the necessary equipment we need to begin operations. We believe that it will cost $2,500 to $4,000 to set up and obtain the necessary equipment to begin operations. Our sole officer and director will handle our administrative duties.

Office Requirements:
Computer                   $1,200
Furnishings                $350
Filing                     $350
Print/Scan/Fax             $400-$1,200
Phone                      $100
Misc                       $100-$800

COMMENCE MARKETING CAMPAIGN

Once our website is operational and an office is established, we will begin to market our services. Initially, our sole officer and director, Leon Golden, will look for potential customers. We intend to use other marketing strategies, such as web advertisements, direct mailing, and phone calls to potential customers. Marketing is an ongoing matter that will continue during the life of our operations. We also expect to get new clients from "word of mouth" advertising where our potential clients from Mr. Golden's current clientele and new clients will refer their colleagues to us. We will encourage such advertising by rewarding person who refer new clients to us. We intend to spend from $3,000 to $5,000 on marketing efforts during the first year.

COMMENCE OPERATIONS

During the initial 3 month marketing champagne management expects clients to begin using the online services provided by Victoria Internet Services Inc. Initially our sole Director and Officer, Leon Golden, will be responsible for tax preparation and consultation. If we are successful in our marketing campaign it may become necessary to hire accounting staff to help with the workload. This is not expected until after the initial 5 months following the closing of our financing.

PROJECTED REVENUES

THE INFORMATION PROVIDED UNDER THIS HEADING IS FORWARD LOOKING INFORMATION AND IS SUBJECT TO CHANGE.

We expect an average individual client to take approximately 30 minutes per meeting while a small business client will take an average of 2 hours. Associated revenues will be approximately $80 and $400, respectively. These expected timeframes and associated revenues are based on Mr. Golden's own experience as a CPA practicing in New York City.

Assuming an average work day of 8 hours Mr. Golden can see 16 individual clients or 4 small business clients. Associated daily revenues are $1,280 and $1,600. These numbers are pro-forma in nature and are meant to show the capacity of the Company without hiring additional employees and not a guarantee of future revenues. Mr. Leon Golden, our sole Director and Officer has only committed 20 hours per week to Victoria Internet Services until such a time when demand requires him to commit additional hours. Based on a 20 hour work week Associated daily revenues would be $640 and $800 respectively.

PROJECTED EXPENSES

The information provided under this heading is forward looking information and is subject to change.

Using the same assumptions as discussed in "Pro-Forma Revenues" section the only real variable costs will be the labor costs associated with Mr. Leon Golden's time. Assuming a wage of $4,000.00 per month (or 180 per working day) gross profits before deducting fixed costs, interests, taxes and amortization will be approximately $1,100 and $1,420 based on individual and small business clients. Wages are used to show actual economic costs of a typical employee however our sole Director and Officer Mr. Leon Golden will only be accepting a salary when the Company achieves profitability. As shown in the "Use of Proceeds" table $10,000 in annual salary has been budgeted for if $50,000 is raised and no salary has been budgeted if $25,000 is raised.

SUMMARY

In summary, we are still in the process of raising funds from our most recent offering and have not begun operations. We will not begin operations until we have completed raising funds. Until we have reached a high and sustainable level of clientele we do not believe our operations will be profitable. If we are unable to attract new clients to pay for our services we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Leon Golden, our president will be devoting approximately 20 hours a week to our operations. Once we begin operations, and are able to attract more and more clients, Mr. Golden has agreed to commit more time as required. Because Mr. Golden will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up company and have not generated any substantial revenues. We cannot guarantee success of our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS FOR THE PERIOD ENDING DECEMBER 31, 2010

We did not earn any revenues from the fiscal year ending December 31 2010. Our net loss for the fiscal year ended December 31, 2010 was ($29,922) compared to a net loss of ($12,513) in 2009 and a net loss of $(42,435) during the period from inception (October 9, 2009) to December 31, 2010. General and administrative expenses incurred during the fiscal year ended December 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

As at our fiscal year end December 31, 2010, our current assets were $68 and our total liabilities were $15,753, which resulted in a working capital deficit of ($15,685). As at the fiscal year ended December 31, 2010, current liabilities were comprised of $9,163 in loans from a shareholder and $6,590 in accrued expenses.

Stockholders' equity decreased from $7,487 at December, 2009 to ($15,685) at December 31, 2010.

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2010, net cash flows used in operating activities was ($29,322) .We have financed our operations primarily from either advancements or the issuance of equity and debt instruments for the fiscal year ended December 31, 2010. For the period from inception (October 9, 2009) to

December 31, 2010, net cash provided by financing activities was $35,913 received from sale of common stock and advances from Director. During the fiscal year ending December 31, 2010 net cash flow provided by financing activities was $8,750 received from loans from a shareholder and 6,750 from sale of equity.

RESULTS OF OPERATIONS FOR PERIOD ENDING DECEMBER 31, 2009

We earned $400 in revenues from our incorporation on October 9, 2009 to December 31, 2009. We incurred operating expenses in the amount of $12,913 for the period from our inception on October 9, 2009 through August 31, 2009. These operating expenses were comprised of development and offering expenses.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Silberstein Ungar, PLLC, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended December 31, 2010 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting were not effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our directors, executive officers and key employees.

   Name                Age                      Position
   ----                ---                      --------
Leon Golden            38             President, CEO, Secretary, Treasurer,
                                      CFO, and Director

Leon Golden - PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, TREASURER, CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND OUR SOLE DIRECTOR.

Since October 9, 2009, Mr. Golden has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of our Board of Directors. For the past three years, Mr. Golden has had his own CPA practice in New York City, and prior to that he worked as a public accountant for Brian L. Friendman CPA PC, a New York City CPA firm for fifteen years. Mr. Golden serves on the board of directors of Sunrise Energy Resources Inc. (OTCBB:SEYR and Victoria Industries Inc. (OTCBB-VIIN). Mr. Golden holds a B.S. degree in Accounting from Brooklyn College.

Mr. Golden has been chosen to serve as our director based on his experience as a CPA as well as his business ownership experience in the industry of accounting as well as his public company experience from positions currently held.

Mr. Golden devotes approximately 20 hours per week to our operations, and will devote additional time as required. Mr. Leon Golden is the Chief Financial Officer of Victoria Industries, Inc. (OTCBB: VIIN) and an independent director of Sunrise Energy Resources, Inc. (OTCBB: SEYR)

During the past five years, Mr. Golden has not been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Golden was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Golden's involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPENSATION OF DIRECTORS

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

FAMILY RELATIONSHIPS

There are no family relationships on the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal year ended December 31, 2010, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Technology Officer whose total compensation was zero.

                                                                           Change in
                                                                            Pension
                                                                           Value and
                                                            Non-Equity    Nonqualified
                                                            Incentive       Deferred
Name and                               Stock     Option       Plan        Compensation    All Other
Principal             Salary   Bonus   Awards    Awards    Compensation     Earnings     Compensation    Total
Position      Year     ($)      ($)     ($)       ($)          ($)            ($)            ($)          ($)
--------      ----     ---      ---     ---       ---          ---            ---            ---          ---
Leon Golden   2010      --      --      --        --           --             --             --           --
President,
CEO, Secretary,
Treasurer, CFO,
and Director

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

None.

OPTION EXERCISES AND STOCK VESTED TABLE

None.

PENSION BENEFITS TABLE

None.

NONQUALIFIED DEFERRED COMPENSATION TABLE

None.

ALL OTHER COMPENSATION TABLE

None.

PERQUISITES TABLE

None.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

None.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2010, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and
(iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 2 East Congress St., Suite 900 Tucson, AZ 85701.

                  Name, Title and                        Percent of Class
                     Address of        Amount of       --------------------
                  Beneficial Owner     Beneficial       Before      After
Title Of Class       of Shares         Ownership       Offering    Offering
--------------       ---------         ---------       --------    --------
Common Stock      Leon Golden          4,000,000        100%        84.5%
                  President, CEO,
                  Secretary, Treasurer,
                  CFO, and Director

----------
(1)  Based on 4,675,000 issued and outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Silberstein Ungar, PLLC in 2010 and Fees related to services performed by Silberstein Ungar, PLLC in 2009 were as follows:

                                             2010              2009
                                          Silberstein       Silberstein
                                             Ungar,            Ungar,
                                             PLLC              PLLC
                                            -------          -------
            Audit Fees                      $ 9,450          $ 4,250
            Audit-Related Fees (2)                0                0
            Tax Fees (3)                          0                0
            All Other Fees (4)                    0                0
                                            -------          -------

            Total                           $12,718          $ 4,250
                                            =======          =======

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

PRE-APPROVAL POLICIES

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1      Articles of Incorporation (1)

3.2      By-laws (1)

23.1     Consent of auditors.(2)

31.1 Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1 Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer (2)

----------
(1) Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on October 14, 2009.
(2)  Filed herein.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 29st day of March 2011.


                                        By: /s/ Leon Golden
                                            ------------------------------------
                                            Leon Golden President, CEO,
                                            Secretary, Treasurer, CFO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

       Signatures                                           Title                                      Date
       ----------                                           -----                                      ----

By: /s/ Leon Golden                        President, Chief Executive Officer, Secretary,           March 29, 2011
    -------------------------------        Treasurer, Chief Financial Officer, Director
    Leon Golden

                         VICTORIA INTERNET SERVICES CORP
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Victoria Internet Services, Inc.
Brooklyn, New York

We have audited the accompanying balance sheets of Victoria Internet Services, Inc. (the "Company") as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the periods ended December 31, 2010 and 2009 and the period from October 9, 2009 (Date of Inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Internet Services, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the periods then ended and the period from October 9, 2009 (Date of Inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited working capital, has received limited revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
----------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
March 17, 2011

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

                                                                       December 31,       December 31,
                                                                          2010               2009
                                                                        --------           --------
ASSETS

Current Assets
  Cash and cash equivalents                                             $     68           $ 13,900
                                                                        --------           --------

      Total Assets                                                      $     68           $ 13,900
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Current Liabilities
  Accrued expenses                                                      $  6,590           $  6,000
  Loan from shareholder                                                    9,163                413
                                                                        --------           --------
      Total Liabilities                                                   15,753              6,413
                                                                        --------           --------
Stockholders' Equity (Deficit)
  Common stock, par value $0.0000001; 100,000,000 shares
   authorized, 4,675,000 and 4,000,000 shares issued and
    outstanding as of December 31, 2010 and 2009, respectively                 1                  1
  Additional paid in capital                                              26,749             19,999
  Deficit accumulated during the development stage                       (42,435)           (12,513)
                                                                        --------           --------
      Total Stockholders' Equity (Deficit)                               (15,685)             7,487
                                                                        --------           --------

      Total Liabilities and Stockholders' Equity (Deficit)              $     68           $ 13,900
                                                                        ========           ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO DECEMBER 31, 2010

                                                                                                For the period
                                                                                             from October 9, 2009
                                                        Year ended          Period ended        (Inception) to
                                                        December 31,         December 31,         December 31,
                                                           2010                 2009                 2010
                                                        ----------           ----------           ----------
REVENUES                                                $        0           $      400           $      400
                                                        ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                         16,362                6,000               22,362
  Consulting fees                                           14,000                5,000               19,000
  Web Development                                           (1,500)               1,500                    0
  Incorporation costs                                            0                  413                  413
  General and administrative                                 1,060                    0                1,060
                                                        ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                    29,922               12,913               42,835
                                                        ----------           ----------           ----------
NET LOSS FROM OPERATIONS                                   (29,922)             (12,513)             (42,435)

PROVISION FOR INCOME TAXES                                       0                    0                    0
                                                        ----------           ----------           ----------

NET LOSS                                                $  (29,922)          $  (12,513)          $  (42,435)
                                                        ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED                   $    (0.01)          $    (0.01)
                                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                       4,195,411            1,831,325
                                                        ==========           ==========


                 See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO DECEMBER 31, 2010

                                                                                      Deficit
                                                                                    Accumulated
                                          Common stock               Additional     During the
                                     -----------------------          Paid-in       Development
                                     Shares           Amount          Capital          Stage            Total
                                     ------           ------          -------          -----            -----
Inception, October 9, 2009                 --       $      --        $      --       $      --        $      --

Shares issued for cash at
 $0.005 per share                   4,000,000               1           19,999              --           20,000
Net loss for the period
 ended December 31, 2009                   --              --               --         (12,513)         (12,513)
                                    ---------       ---------        ---------       ---------        ---------
Balance, December 31, 2009          4,000,000               1           19,999         (12,513)           7,487

Shares issued for cash at
 $0.01 per share                      675,000               0            6,750              --            6,750
Net loss for the year
 ended December 31, 2010                   --              --               --         (29,922)         (29,922)
                                    ---------       ---------        ---------       ---------        ---------

Balance, December 31, 2010          4,675,000       $       1        $  26,749       $ (42,435)       $ (15,685)
                                    =========       =========        =========       =========        =========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO DECEMBER 31, 2010

                                                                                                    Period from
                                                                                                  October 9, 2009
                                                               Year ended         Period ended     (Inception) to
                                                               December 31,       December 31,       December 31,
                                                                  2010               2009               2010
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                       $(29,922)          $(12,513)          $(42,435)
  Changes in assets and liabilities:
    Increase in accrued expenses                                     590              6,000              6,590
                                                                --------           --------           --------
           CASH FLOWS USED IN OPERATING ACTIVITIES               (29,332)            (6,513)           (35,845)
                                                                --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                               6,750             20,000             26,750
  Loan from shareholder                                            8,750                413              9,163
                                                                --------           --------           --------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            15,500             20,413             35,913
                                                                --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                  (13,832)            13,900                 68
Cash, beginning of period                                         13,900                  0                  0
                                                                --------           --------           --------

CASH, END OF PERIOD                                             $     68           $ 13,900           $     68
                                                                ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                 $      0           $      0           $      0
                                                                ========           ========           ========
  Income taxes paid                                             $      0           $      0           $      0
                                                                ========           ========           ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $42,435 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $68 and $13,900 of cash as of December 31, 2010 and 2009, respectively.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended December 31, 2010 and 2009.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements
Victoria Internet Services does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 consisted of amounts owed to the Company's outside independent auditors and lawyers for services rendered for periods reported on in these financial statements and a consultant for 2010 services.

NOTE 5 - LOAN FROM SHAREHOLDER

On October 9, 2009, the sole Director and President Leon Golden loaned the Company $413. The loan is unsecured, non-interest bearing, and due on demand.

The director loaned an additional $8,750 during the year ended December 31, 2010. The new loans are also unsecured, non-interest bearing and due on demand.

The balance due to the shareholder was $9,163 and $413 as of December 31, 2010 and 2009, respectively.

NOTE 6 - COMMON STOCK

The authorized capital of the Company is 100,000,000 common shares with a par value of $ 0.0000001 per share.

In November 2009, the Company issued 4,000,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $20,000.

During the year ended December 31, 2010, the Company issued 675,000 shares of common stock for cash at $0.01 per share for total cash proceeds of $6,750.

There were 4,675,000 shares of common stock issued and outstanding as of December 31, 2010.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - INCOME TAXES

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $42,435 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                 December 31,       December 31,
                                                    2010               2009
                                                  --------           --------
Federal income tax benefit attributable to:
  Current Operations                              $ 10,173           $  4,254
  Less: valuation allowance                        (10,173)            (4,254)
                                                  --------           --------

Net provision for Federal income taxes            $      0           $      0
                                                  ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 December 31,       December 31,
                                                    2010               2009
                                                  --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                    $ 14,427           $  4,254
  Less: valuation allowance                        (14,427)            (4,254)
                                                  --------           --------

Net deferred tax asset                            $      0           $      0
                                                  ========           ========

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2010 to March 17, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.