Form 10-Q
period 2011-03-31
VICTORIA INTERNET SERVICES INC
filed 2011-05-16
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                      Outstanding as of March 31, 2011
     -----                                      --------------------------------
Common Stock, $0.001                                       4,400,000

                        VICTORIA INTERNET SERVICES, INC.

                                    FORM 10-Q

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
           Balance Sheets                                                     3
           Statements of Operations                                           4
           Statement of Stockholders' Equity (Deficit)                        5
           Statements of Cash Flows                                           6
           Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and Procedures                                             15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

                                                                              March 31,        December 31,
                                                                                2011               2010
                                                                              --------           --------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                   $     47           $     68
                                                                              --------           --------

Total Assets                                                                  $     47           $     68
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
  Current Liabilities
    Accrued expenses                                                          $      0           $  6,590
    Accounts Payable                                                             3,800                  0
    Loan from shareholder                                                       14,913              9,163
                                                                              --------           --------

Total Liabilities                                                               18,713             15,753
                                                                              --------           --------

Stockholder's Deficit
  Common stock, par value $0.0000001; 100,000,000 shares authorized,
   4,675,000 shares issued and outstanding                                           1                  1
  Additional paid in capital                                                    26,749             19,999
  Deficit accumulated during the development stage                             (45,416)           (42,435)
                                                                              --------           --------
Total Stockholder's Deficit                                                    (18,666)           (15,685)
                                                                              --------           --------

Total Liabilities and Stockholder's Deficit                                   $     47           $     68
                                                                              ========           ========


See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO MARCH 31, 2011

                                                                                               For the
                                                                                             period from
                                                   Three months         Three months       October 9, 2009
                                                      ended                ended            (Inception) to
                                                     March 31,            March 31,            March 31,
                                                       2011                 2010                 2011
                                                    ----------           ----------           ----------
REVENUES                                            $        0           $        0           $      400

OPERATING EXPENSES                                       2,981                1,825

TOTAL OPERATING EXPENSES                                 2,981                1,825               45,816
                                                    ----------           ----------           ----------

NET LOSS FROM OPERATIONS                                (2,981)              (1,825)             (45,416)

PROVISION FOR INCOME TAXES                                   0                    0                    0
                                                    ----------           ----------           ----------

NET LOSS                                            $   (2,981)          $   (1,825)          $  (45,416)
                                                    ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED               $    (0.00)          $    (0.00)          $    (0.01)
                                                    ----------           ----------           ----------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                   4,675,000            4,000,000
                                                    ----------           ----------


See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S DEFICIT (UNAUDITED)
FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO MARCH 31, 2011

                                                                                   Deficit
                                                                                 Accumulated
                                          Common stock            Additional     During the
                                     -----------------------       Paid-in       Development
                                     Shares           Amount       Capital          Stage           Total
                                     ------           ------       -------          -----           -----
Inception, October 9, 2009                 --       $      --     $      --       $      --       $      --

Shares issued for cash at
 $0.005 per share                   4,000,000               1        19,999              --          20,000

Net loss for the period
 ended December 31, 2009                   --              --            --         (12,513)        (12,513)
                                    ---------       ---------     ---------       ---------       ---------
Balance, December 31, 2009          4,000,000               1        19,999         (12,513)          7,487

Shares issued for cash at
 $0.01 per share                      675,000               0         6,750              --           6,750

Net loss for the year
 ended December 31, 2010                   --              --            --         (29,922)        (29,922)
                                    ---------       ---------     ---------       ---------       ---------
Balance, December 31, 2010          4,675,000               1        26,749         (42,435)        (15,685)

Net loss for the three months
 ended March 31, 2011                      --              --            --          (2,981)         (2,981)
                                    ---------       ---------     ---------       ---------       ---------

Balance, March 31, 2011             4,675,000       $       1     $  26,749       $ (45,416)      $ (18,666)
                                    =========       =========     =========       =========       =========


See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
THREE MONTHS ENDED MARCH 31, 2011 and 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO MARCH 31, 2011

                                                                                           For the
                                                                                         period from
                                                   Three months       Three months     October 9, 2009
                                                      ended              ended          (Inception) to
                                                     March 31,          March 31,          March 31,
                                                       2011               2010               2011
                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                            $ (2,981)          $ (1,825)          $(45,416)
  Changes in assets and liabilities:
    Increase (decrease) in accrued expenses            (6,590)            (4,500)                 0
    Increase (decrease) in accounts Payable             3,800                  0              3,800
                                                     --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES                (5,771)            (6,325)           (41,616)
                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                        0                  0             26,750
  Loan from shareholder                                 5,750                  0             14,913
                                                     --------           --------           --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             5,750                  0             41,663
                                                     --------           --------           --------

NET INCREASE (DECREASE) IN CASH                           (21)            (6,325)                47
Cash, beginning of period                                  68             13,900                  0
                                                     --------           --------           --------

CASH, END OF PERIOD                                  $     47           $  7,575           $     47
                                                     ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $      0                              $      0
                                                     ========                              ========
  Income taxes paid                                  $      0                              $      0
                                                     ========                              ========


See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Victoria Internet Services, Inc. was incorporated in the State of Nevada on October 9, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of December 31, 2009 we had $400 in revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and our current focus is to apply to FINRA for quotation on the OTC Bulletin Board and raise additional finances.

We intend to commence operations in the business of online tax preparation in the North American market. To date, the only operations we have engaged in are the development of a business plan and the registration of the domain name (www.victoriainternetservices.com) for our new website and provided services for one client.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $45,416 as of March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

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

ADVERTISING COSTS
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended March 31, 2011.

REVENUE RECOGNITION
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


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

STOCK-BASED COMPENSATION
As of March 31, 2011, the Company has not issued any stock-based payments to its employees.

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at December 31, 2010 consisted of amounts owed to the Company's outside independent consultants and lawyers for services rendered for periods reported on in these financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


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

There were 4,675,000 shares of common stock issued and outstanding as of March 31, 2011.

NOTE 6 - INCOME TAXES

As of March 31, 2011 the Company had net operating loss carry forwards of approximately $45,400 which may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                            March 31, 2011
                                                            --------------
         Federal income tax benefit attributable to:
           Current Operations                                 $ 15,436
           Less: valuation allowance                           (15,436)
                                                              --------
         Net provision for Federal income taxes               $      0
                                                              ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                            March 31, 2011
                                                            --------------
         Deferred tax asset attributable to:
           Net operating loss carryover                       $ 15,436
           Less: valuation allowance                           (15,436)
                                                              --------
         Net deferred tax asset                               $      0
                                                              ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $45,400 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - LOAN FROM SHAREHOLDER

On October 9, 2009, the sole Director and President Leon Golden loaned the Company $413. The loan is unsecured, non-interest bearing, and due on demand.

The director loaned an additional $14,500 during the year ended December 31, 2010. The new loans are also unsecured, non-interest bearing and due on demand.

The balance due to the shareholder was $14,913 as of March 31, 2011.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011


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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2011 through April 30, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to VICTORIA INTERNET SERVICES, INC.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of March 31, 2011 we had $400 in revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and our current focus is to obtain effectiveness of our registration statement from the Securities and Exchange Commission and apply to FINRA for quotation on the OTC Bulletin Board.

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

THREE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 9, 2009) TO MARCH 31, 2011

Our net loss for the three-month period ended March 31, 2011 was approximately ($2,981) compared to a net loss of ($45,816) during the period from inception (October 9, 2009) to March 31, 2011. During the three-month period ended March 31, 2011, we did not generate any revenue.

During the three-month period ended March 31, 2011, we incurred general and administrative, consulting, and professional expenses of $2,981 compared to $45,816 incurred during the period from inception (October 9, 2009) to March 31, 2011. General and administrative expenses incurred during the three-month period ended March 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the three-month period ended March 31, 2011 was ($2,981) or ($0.00) per share compared to a net loss of ($45,816) or ($0.01) per share during the period from inception (October 9, 2009) to March 31, 2011. The weighted average number of shares outstanding was 4,675,000 for the three-month period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED MARCH 31, 2011

As at the three-month period ended March 31, 2011, our current assets were $47 and our total liabilities were $18,713, which resulted in a working capital deficit of ($18,666). As at the three-month period ended March 31, 2011, current assets were comprised of $47 in cash compared to $68 in current assets at fiscal year ended December 31, 2010. As at the three-month period ended March 31, 2011, current liabilities were comprised of $14,913 in loan from director, $3,800 in accounts payable.

Stockholders' deficit increased from ($15,685) for fiscal year ended December 31, 2010 to ($18,666) for the three-month period ended March 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2011, net cash flows used in operating activities was ($5,771) consisting primarily of a net loss of ($2,981). Net cash flows used in operating activities was ($41,616) for the period from inception (October 9, 2009) to March 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended March 31, 2011, we did not generate net cash from financing activities. For the period from inception (October 9, 2009) to March 31, 2011, net cash provided by financing activities was $41,663 received from sale of common stock and loans from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010/201. During the period from inception (October 9, 2009) to March 31, 2011, Leon Golden, our Chief Executive Officer and a director, loaned us $14,913. The loans are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

                                   VICTORIA INTERNET SERVICES, INC.


Dated: May 16, 2011                By: /s/ Leon Golden
                                       -----------------------------------------
                                       Leon Golden,
                                       President and Chief Executive Officer


Dated: May 16, 2011                By: /s/ Leon Golden
                                       -----------------------------------------
                                       Leon Golden,
                                       Chief Financial Officer