Form 10-Q
period 2011-06-30
VICTORIA INTERNET SERVICES INC
filed 2011-08-15
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                      Outstanding as of June 30, 2011
      -----                                      -------------------------------
Common Stock, $0.001                                        4,400,000

                        VICTORIA INTERNET SERVICES, INC.

                                    FORM 10-Q

Part 1. FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements                                        3
           Balance Sheets                                                      3
           Statements of Operations                                            4
           Statement of Stockholders' Equity (Deficit)                         5
           Statements of Cash Flows                                            6
           Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits                                                             16

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

                                     ASSETS

                                                                              June 30,          December 31,
                                                                                2011               2010
                                                                              --------           --------
                                                                            (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                   $    745           $     68
                                                                              --------           --------

      TOTAL ASSETS                                                            $    745           $     68
                                                                              ========           ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
  Current Liabilities
  Accrued expenses                                                            $      0           $  6,590
  Loan from shareholder                                                         21,913              9,163
                                                                              --------           --------
      TOTAL LIABILITIES                                                         21,913             15,753
                                                                              --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.0000001; 100,000,000 shares authorized,
   4,675,000 shares issued and outstanding                                           1                  1
  Additional paid in capital                                                    19,999             19,999
  Deficit accumulated during the development stage                             (47,918)           (42,435)
                                                                              --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (21,168)           (15,685)
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $    745           $     68
                                                                              ========           ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO JUNE 30, 2011

                                                                                             For the period from
                                                        Six Months           Six Months         October 9, 2009
                                                          ended                ended            (Inception) to
                                                         June 30,             June 30,             June 30,
                                                           2011                 2010                 2011
                                                        ----------           ----------           ----------
REVENUES                                                $        0           $        0           $      400
                                                        ----------           ----------           ----------
OPERATING EXPENSES

TOTAL OPERATING EXPENSES                                     5,483               11,000               48,318
                                                        ----------           ----------           ----------
NET LOSS FROM OPERATIONS                                    (5,483)             (11,000)             (47,918)

PROVISION FOR INCOME TAXES                                       0                    0                    0
                                                        ----------           ----------           ----------

NET LOSS                                                $   (5,483)          $  (11,000)          $  (47,918)
                                                        ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED                   $    (0.00)          $    (0.00)
                                                        ----------           ----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                       4,675,000            4,000,000
                                                        ----------           ----------


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO JUNE 30, 2011

                                                                                            Deficit
                                                                                          Accumulated
                                              Common stock                 Additional     During the
                                         -----------------------            Paid-in       Development
                                         Shares           Amount            Capital          Stage              Total
                                         ------           ------            -------          -----              -----
Inception, October 9, 2009                     --       $       --        $       --       $       --        $       --
Shares issued for cash at
 $0.005 per share                       4,000,000                1            19,999               --            20,000
Net loss for the period ended
 December 31, 2009                             --               --                --          (12,513)          (12,513)
                                       ----------       ----------        ----------       ----------        ----------
Balance, December 31, 2009              4,000,000                1            19,999          (12,513)            7,487

Shares issued for cash at
 $0.01 per share                          675,000               --             6,750               --             6,750
Net loss for the year ended
 December 31, 2010                             --               --                --          (29,922)          (29,922)
                                       ----------       ----------        ----------       ----------        ----------
Balance, December 31, 2010              4,675,000                1            26,749          (42,435)          (15,685)

Net loss for the six months
 ended June 30, 2011                           --               --                --           (5,483)           (5,483)
                                       ----------       ----------        ----------       ----------        ----------

Balance, June 30, 2011                  4,675,000       $        1        $   26,749       $  (47,918)       $  (21,168)
                                       ==========       ==========        ==========       ==========        ==========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO JUNE 30, 2011

                                                                                                   Period from
                                                              Six months         Six months      October 9, 2009
                                                                ended              ended          (Inception) to
                                                               June 30,           June 30,           June 30,
                                                                 2011               2010               2011
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                      $ (5,483)          $(11,000)          $(47,918)
  Changes in assets and liabilities:
    Increase (decrease) in accrued expenses                      (6,590)            (2,800)                 0
    Increase (decrease) in accounts Payable                           0                  0                  0
                                                               --------           --------           --------
           CASH FLOWS USED IN OPERATING ACTIVITIES              (12,073)           (13,800)           (47,918)
                                                               --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                  0                  0             26,750
  Loan from shareholder                                          12,750                  0             21,913
                                                               --------           --------           --------
          CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            12,750                  0             48,663
                                                               --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                     677            (13,800)               745
  Cash, beginning of period                                          68             13,900                  0
                                                               --------           --------           --------

CASH, END OF PERIOD                                            $    745           $    100           $    745
                                                               ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $      0                              $      0
                                                               ========                              ========
  Income taxes paid                                            $      0                              $      0
                                                               ========                              ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Victoria Internet Services, Inc. was incorporated in the State of Nevada on October 9, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of June 30, 2011 we had $400 in revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and are currently seeking financial alternatives to finance operations.

We intend to commence operations in the business of online tax preparation in the North American market. To date, the only operations we have engaged in are the development of a business plan and the registration of the domain name (www.victoriainternetservices.com) for our new website and provided services for one client.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $47,918 as of June 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

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

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended June 30, 2011.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


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

Stock-Based Compensation
As of June 30, 2011, the Company has not issued any stock-based payments to its employees.

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

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


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

There were 4,675,000 shares of common stock issued and outstanding as of June 30, 2011.

NOTE 6 - INCOME TAXES

As of June 30, 2011 the Company had net operating loss carry forwards of approximately $47,900 which may be available to reduce future years' taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                                June 30, 2011
                                                                -------------
     Federal income tax benefit attributable to:
       Current Operations                                         $ 16,286
       Less: valuation allowance                                   (16,286)
                                                                  --------
     Net provision for Federal income taxes                       $      0
                                                                  ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                June 30, 2011
                                                                -------------
     Deferred tax asset attributable to:
       Net operating loss carryover                               $ 16,286
       Less: valuation allowance                                   (16,286)
                                                                  --------
     Net deferred tax asset                                       $      0
                                                                  ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $47,900 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - LOAN FROM SHAREHOLDER

On October 9, 2009, the sole Director and President Leon Golden loaned the Company $413. The loan is unsecured, non-interest bearing, and due on demand.

The director loaned an additional $21,500 as of June 30, 2011. The new loans are also unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $21,913 as of June 30, 2011.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2011


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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2011 through July 10, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of June 30, 2011 we had $400 in revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and our current focus is to obtain effectiveness of our registration statement from the Securities and Exchange Commission and apply to FINRA for quotation on the OTC Bulletin Board.

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

SIX MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 9, 2009) TO JUNE 30, 2011

Our net loss for the six-month period ended June 30, 2011 was approximately ($5,483) compared to a net loss of ($11,000) for the six-month period ended June 30, 2011 and ($47,918) during the period from inception (October 9, 2009) to June 30, 2011. During the six-month period ended June 30, 2011, we did not generate any revenue.

During the six-month period ended June 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $5,483 compared to $11,000 from the six-month period ended June 30, 2010 and $47,918 incurred during the period from inception (October 9, 2009) to June 30, 2011. General and administrative expenses incurred during the six-month period ended June 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the six-month period ended June 30, 2011 was ($5,483) or ($0.00) per share compared to a net loss of ($11,000) or ($0.00) per share during the six-month period ending June 2010 and ($47,918) or ($0.01) per share during the period from inception (October 9, 2009) to June 30, 2011. The weighted average number of shares outstanding was 4,675,000 for the six-month period ended June 30, 2011.

THREE MONTH PERIOD ENDED JUNE 30, 2011 COMPARED THE THREE MONTH PERIOD ENDED JUNE 30, 2010

Our net loss for the three-month period ended June 30, 2011 was approximately ($2,502) compared to a net loss of ($9,175) for the three-month period ended June 30. During the three-month period ended June 30, 2011, we did not generate any revenue.

During the three-month period ended June 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $2,502 compared to $9,175 from the six-month period ended June 30, 2010. General and administrative expenses incurred during the three-month period ended June 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the three-month period ended June 30, 2011 was ($2,502) or ($0.00) per share compared to a net loss of ($9,175) or ($0.00) per share during the six-month period ending June 2010. The weighted average number of shares outstanding was 4,675,000 for the six-month period ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED JUNE 30, 2011

At the six-month period ended June 30, 2011, our current assets were $745 and our current liabilities were $21,913, which resulted in a working capital of ($21,168). As at the six-month period ended June 30, 2011, current assets were comprised of $745 in cash compared to $68 in current assets at fiscal year ended December 31, 2010. As at the six-month period ended June 30, 2011, current liabilities were comprised of $21,913 in loan from director.

Stockholders' equity decreased from ($15,685) for fiscal year ended December 31, 2010 to ($21,168) for the six-month period ended June 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2011, net cash flows used in operating activities was ($12,073) consisting primarily of a net loss of ($5,483) and reduction in accrued expenses. Net cash flows used in operating activities was ($47,918) for the period from inception (October 9, 2009) to June 30, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended June 30, 2011, we did not generate net cash from financing activities. For the period from inception (October 9, 2009) to June 30, 2011, net cash provided by financing activities was $48,663 received from sale of common stock and loans from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010/2011. During the period from inception (October 9, 2009) to June 30, 2011, Leon Golden, our Chief Executive Officer and a director, loaned us $21,913. The loans are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                        VICTORIA INTERNET SERVICES, INC.

Dated: August 15, 2011
                                        By: /s/ Leon Golden
                                            ------------------------------------
                                            Leon Golden, President and
                                            Chief Executive Officer

Dated: August 15, 2011
                                        By: /s/ Leon Golden
                                            ------------------------------------
                                            Leon Golden, Chief Financial Officer