Form 10-Q
period 2011-09-30
VICTORIA INTERNET SERVICES INC
filed 2011-11-10
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to _______

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

Securities registered pursuant to Section         Name of each exchange on which
           12(b) of the Act:                                registered:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $0.0000001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                 Outstanding as of September 30, 2011
      -----                                 ------------------------------------
Common Stock, $0.001                                   4,675,000

                        VICTORIA INTERNET SERVICES, INC.

                                    FORM 10-Q

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
           Balance Sheets                                                      3
           Statements of Operations                                            4
           Statement of Stockholders' Equity (Deficit)                         5
           Statements of Cash Flows                                            6
           Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4.  Controls and Procedures                                              15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    16

Item 6.  Exhibits                                                             16

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010


                                     ASSETS

                                                                  September 30,      December 31,
                                                                      2011               2010
                                                                    --------           --------
                                                                  (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                         $  2,464           $     68
                                                                    --------           --------

      TOTAL ASSETS                                                  $  2,464           $     68
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
  Current Liabilities
  Accounts Payable                                                  $      0           $      0
  Accrued expenses                                                         0              6,590
  Loan from shareholder                                               28,879              9,163
                                                                    --------           --------
      TOTAL LIABILITIES                                               28,879             15,753
                                                                    --------           --------

STOCKHOLDER'S EQUITY
  Common stock, par value $0.0000001; 100,000,000 shares
   authorized, 4,675,000 shares issued and outstanding                     1                  1
  Additional paid in capital                                          19,999             19,999
  Deficit accumulated during the development stage                   (53,165)           (42,435)
                                                                    --------           --------
      TOTAL STOCKHOLDER'S EQUITY                                     (26,415)           (15,685)
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $  2,464           $     68
                                                                    ========           ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

                                                                                                      For the period from
                                      Three Months    Three Months      Nine Months      Nine Months    October 9, 2009
                                         ended           ended            ended            ended        (Inception) to
                                      September 30,   September 30,    September 30,    September 30,    September 30,
                                          2011            2010             2011             2010             2011
                                       ----------      ----------       ----------       ----------       ----------
REVENUES                               $        0      $        0       $        0       $        0       $      400

OPERATING EXPENSES                          5,247           2,583           10,730           14,832           53,565
                                       ----------      ----------       ----------       ----------       ----------
NET LOSS FROM OPERATIONS                   (5,247)         (2,583)         (10,730)         (14,832)         (53,165)

PROVISION FOR INCOME TAXES                      0               0                0                0                0
                                       ----------      ----------       ----------       ----------       ----------

NET LOSS                               $   (5,247)     $   (2,583)      $  (10,730)      $  (14,832)      $  (53,165)
                                       ==========      ==========       ==========       ==========       ==========

NET LOSS PER SHARE: BASIC AND DILUTED  $    (0.00)     $    (0.00)      $    (0.00)      $    (0.00)
                                       ----------      ----------       ----------       ----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING: BASIC AND DILUTED         4,675,000       4,183,333        4,675,000        4,061,111
                                       ----------      ----------       ----------       ----------


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) (unaudited)
FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

                                                                                    Deficit
                                                                                  Accumulated
                                          Common Stock             Additional     During the
                                     ----------------------         Paid-in       Development
                                     Shares          Amount         Capital          Stage           Total
                                     ------          ------         -------          -----           -----
Inception, October 9, 2009                --       $      --       $      --       $      --       $      --

Shares issued for cash at
 $0.005 per share                  4,000,000               1          19,999              --          20,000

Net loss for the period ended
 December 31, 2009                        --              --              --         (12,513)        (12,513)
                                   ---------       ---------       ---------       ---------       ---------
Balance, December 31, 2009         4,000,000               1          19,999         (12,513)          7,487

Shares issued for cash at
 $0.01 per share                     675,000               0           6,750              --           6,750

Net loss for the year ended
 December 31, 2010                        --              --              --         (29,922)        (29,922)
                                   ---------       ---------       ---------       ---------       ---------
Balance, December 31, 2010         4,675,000               1          26,749         (42,435)        (15,685)

Net loss for the nine months
 ended September 30, 2011                 --              --              --         (10,730)        (10,730)
                                   ---------       ---------       ---------       ---------       ---------

Balance, September 30, 2011        4,675,000       $       1       $  26,749       $ (53,165)      $ (26,415)
                                   =========       =========       =========       =========       =========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM OCTOBER 9, 2009 (INCEPTION) TO SEPTEMBER 30, 2011

                                                                                                    Period from
                                                               Nine months        Nine months      October 9, 2009
                                                                 ended              ended          (Inception) to
                                                              September 30,      September 30,      September 30,
                                                                  2011               2010               2011
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                       $(10,730)          $(14,832)          $(53,165)
  Changes in assets and liabilities:
    Increase (decrease) in accrued expenses                       (6,590)            (5,397)                 0
    Increase (decrease) in accounts Payable                            0              3,395                  0
                                                                --------           --------           --------
           CASH FLOWS USED IN OPERATING ACTIVITIES               (17,320)           (16,835)           (53,165)
                                                                --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                   0              4,000             26,750
  Loan from shareholder                                           19,716                  0             28,879
                                                                --------           --------           --------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES            19,716              4,000             55,629
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    2,396            (12,835)             2,464
Cash, beginning of period                                             68             15,400                  0
                                                                --------           --------           --------

CASH, END OF PERIOD                                             $  2,464           $  2,565           $  2,464
                                                                ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                 $      0           $      0
                                                                ========           ========
  Income taxes paid                                             $      0           $      0
                                                                ========           ========


                See accompanying notes to financial statements.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Victoria Internet Services, Inc. was incorporated in the State of Nevada on October 9, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of September 30, 2011 we had $400 in revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and are currently seeking financial alternatives to finance operations.

We intend to commence operations in the business of online tax preparation in the North American market. To date, the only operations we have engaged in are the development of a business plan and the registration of the domain name (www.victoriainternetservices.com) for our new website and provided services for one client.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $47,918 as of September 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011


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

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

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

ADVERTISING COSTS
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended September 30, 2011.

REVENUE RECOGNITION
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011


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

STOCK-BASED COMPENSATION
As of September 30, 2011, the Company has not issued any stock-based payments to its employees.

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

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011


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

There were 4,675,000 shares of common stock issued and outstanding as of September 30, 2011.

NOTE 6 - INCOME TAXES

As of September 30, 2011 the Company had net operating loss carry forwards of approximately $47,900 which may be available to reduce future years' taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

                                                              September 30, 2011
                                                              ------------------
     Federal income tax benefit attributable to:
       Current Operations                                         $ 18,076
       Less: valuation allowance                                   (18,076)
                                                                  --------

     Net provision for Federal income taxes                       $      0
                                                                  ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                              September 30, 2011
                                                              ------------------
     Deferred tax asset attributable to:
       Net operating loss carryover                               $ 18,076
       Less: valuation allowance                                   (18,076)
                                                                  --------

     Net deferred tax asset                                       $      0
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

The director loaned an additional $21,500 as of September 30, 2011. The new loans are also unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $28,879 as of September 30, 2011.

VICTORIA INTERNET SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011


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

NOTE 9 - SUBSEQUENT EVENTS

On October 12, 2011, the Company and its CEO Leon Golden executed a letter of intent (the "LOI") with Earn-a-Car (PTY) LTD, a South African corporation ("EARN-A-CAR"). The LOI contemplates, among other things, the Company acquiring all of the issued and outstanding shares of Earn-a-Car from its shareholders, in exchange for 1,575,000 shares held by Mr. Golden, the payment to Mr. Golden of $150,000 and the cancellation of the balance of Mr. Golden's shares. The LOI is subject to the parties' due diligence and the execution and delivery of a formal agreement. These events have not yet occurred.

On October 26, 2011, the Company agreed to sell a $32,500 90-day note payable for $25,000 which becomes effective on the occurrence of certain events. In addition, the Company agreed to issue 1,000 pre-split free-trading common shares (or 50,000 post-split free trading common shares) no later than 10 days of the Effective Date.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2011 through October 30, 2011, the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of September 30, 2011 we had $400 in revenues, have minimal assets and have incurred losses since inception. We have yet to implement our business model and our current focus is to obtain effectiveness of our registration statement from the Securities and Exchange Commission and apply to FINRA for quotation on the OTC Bulletin Board.

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

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 9, 2009) TO SEPTEMBER 30, 2011

Our net loss for the nine-month period ended September 30, 2011 was approximately ($5,247) compared to a net loss of ($14,832) for the nine-month period ended September 30, 2011 and ($53,165) during the period from inception (October 9, 2009) to September 30, 2011. During the nine-month period ended September 30, 2011, we did not generate any revenue.

During the nine-month period ended September 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $5,247 compared to $14,832 from the nine-month period ended September 30, 2010 and $53,165 incurred during the period from inception (October 9, 2009) to September 30, 2011. General and administrative expenses incurred during the nine-month period ended September 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the nine-month period ended September 30, 2011 was ($5,247) or ($0.00) per share compared to a net loss of ($14,832) or ($0.00) per share during the nine-month period ending September 2010 and ($53,165) or ($0.01) per share during the period from inception (October 9, 2009) to September 30, 2011. The weighted average number of shares outstanding was 4,675,000 for the nine-month period ended September 30, 2011.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 COMPARED THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010

Our net loss for the three-month period ended September 30, 2011 was approximately ($5,247) compared to a net loss of ($2,583) for the three-month period ended September 30. During the three-month period ended September 30, 2011, we did not generate any revenue.

During the three-month period ended September 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $5,247 compared to $2,583 from the three-month period ended September 30, 2010. General and administrative expenses incurred during the three-month period ended September 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the three-month period ended September 30, 2011 was ($5,247) or ($0.00) per share compared to a net loss of ($2,583) or ($0.00) per share during the nine-month period ending September 30, 2010. The weighted average number of shares outstanding was 4,675,000 for the nine-month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011

At September 30, 2011, our current assets were $2,464 and our current liabilities were $28,879, which resulted in a working capital of ($26,415). At September 30, 2011, current assets were comprised of $2,464 in cash compared to $68 in current assets at fiscal year ended December 31, 2010. As at the nine-month period ended September 30, 2011, current liabilities were comprised of $28,879 in loan from director.

Stockholders' equity decreased from ($15,685) for fiscal year ended December 31, 2010 to ($26,415) for the nine-month period ended September 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2011, net cash flows used in operating activities was ($17,320) consisting primarily of a net loss of ($10,730) and reduction in accrued expenses. Net cash flows used in operating activities was ($47,918) for the period from inception (October 9, 2009) to September 30, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended September 30, 2011, we did not generate net cash from financing activities. For the period from inception (October 9, 2009) to September 30, 2011, net cash provided by financing activities was $55,629 received from sale of common stock and loans from Director.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2010/2011. During the period from inception (October 9, 2009) to September 30, 2011, Leon Golden, our Chief Executive Officer and a director, loaned us $28,879.
 The loans are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our September 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits:

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

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTORIA INTERNET SERVICES, INC.

Dated: November 7, 2011


By: /s/ Leon Golden
    -------------------------------------
    Leon Golden,
    President and Chief Executive Officer

Dated: November 7, 2011


By: /s/ Leon Golden
    -------------------------------------
    Leon Golden,
    Chief Financial Officer