Form 10-QT
period 2011-11-30
VICTORIA INTERNET SERVICES INC
filed 2012-01-23
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/T
Mark One
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from August 31, 2011 to November 30, 2011

                        Commission File No. 333 - 165391


                        VICTORIA INTERNET SERVICES, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

            Office 1 The Falls Centre, Corner Great North and Webb,
                   Northmead, Benoni 1522, Union of S. Africa
                    (Address of principal executive offices)

                                +27 011-425-1666
                           (Issuer's telephone number)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable Only to Corporate Registrants

The number of shares outstanding of each of the issuer's common stock, as of January 19, 2012 was 112,250,000

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VICTORIA INTERNET SERVICES, INC.
                           BALANCE SHEETS (Unaudited)
                     NOVEMBER 30, 2011 AND FEBRUARY 28, 2011

                                                                 November 30, 2011      February 28, 2011
                                                                 -----------------      -----------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                         $   164,616           $    69,480
  Receivables, net                                                       41,291                38,961
                                                                    -----------           -----------
Total Current Assets                                                    205,907               108,441
                                                                    -----------           -----------

Property and equipment, net                                              10,715                 9,607
                                                                    -----------           -----------
Revenue-earning vehicles, net                                         2,504,076             2,363,832
                                                                    -----------           -----------
Other Assets
  Loans to shareholders                                                 191,719                13,169
  Loan receivable                                                        13,477                16,682
                                                                    -----------           -----------
Total Other Assets                                                      205,196                29,851
                                                                    -----------           -----------

TOTAL ASSETS                                                        $ 2,925,894           $ 2,511,731
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
  Accounts payable                                                  $   173,848           $   220,402
  Accrued expenses                                                       20,188                21,032
  Current portion of leases payable                                     452,169               398,908
  Current portion of loans payable                                      329,911               201,162
                                                                    -----------           -----------
Total Current Liabilities                                               976,116               841,504
                                                                    -----------           -----------
Long-term Debt
  Loans from - shareholders                                                   0                97,878
  Leases payable                                                        660,156               241,474
  Loans payable                                                         681,068               898,840
                                                                    -----------           -----------
Total Long-term Debt                                                  1,341,224             1,238,192
                                                                    -----------           -----------
Total Liabilities                                                     2,317,340             2,079,696
                                                                    -----------           -----------
Stockholders' Equity
  Common stock, $0.0000001 par value, 250,000,000
   shares authorized, 233,750,000 shares issued and
   outstanding (See Note 10)                                                 25                    60
  Additional paid in capital                                                 35                     0
  Accumulated other comprehensive (loss)                               (100,410)               (5,792)
  Retained earnings                                                     708,904               437,767
                                                                    -----------           -----------
Total Stockholders' Equity                                              608,554               432,035
                                                                    -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,925,894           $ 2,511,731
                                                                    ===========           ===========

                 See accompanying notes to financial statements.

                        VICTORIA INTERNET SERVICES, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010


                                           For the three      For the three        For the nine       For the nine
                                            months ended       months ended        months ended       months ended
                                            November 30,       November 30,        November 30,       November 30,
                                                2011               2010                2011               2010
                                            ------------       ------------        ------------       ------------
Revenues
  Vehicle rentals                           $    640,583       $    580,236        $  1,870,343       $  1,617,886
  Other                                            1,979              3,588               8,579              9,872
                                            ------------       ------------        ------------       ------------
Total Revenues                                   642,562            583,824           1,878,922          1,627,758
                                            ------------       ------------        ------------       ------------
Expenses
  Direct vehicle and operating                   203,293            308,172             713,157            753,351
  Vehicle depreciation and lease charges         155,913             51,699             452,466            103,699
  Selling, general and administrative            107,486             73,386             306,011            216,639
  Interest expense                                58,587             29,296             136,199             82,288
                                            ------------       ------------        ------------       ------------
Total Expenses                                   525,279            462,553           1,607,833          1,155,977
                                            ------------       ------------        ------------       ------------
Operating Income                                 117,283            121,271             271,089            471,781

Other Income
  Interest income                                     47                 20                  48                113
                                            ------------       ------------        ------------       ------------
Net Income Before Provision for
 Income Taxes                                    117,330            121,291             271,137            471,894

Provision for Income Taxes                             0                  0                   0                  0
                                            ------------       ------------        ------------       ------------

Net Income                                  $    117,330       $    121,291        $    271,137       $    471,894
                                            ============       ============        ============       ============

Earnings per Share                          $       0.00       $     242.58        $       0.01       $     943.79
                                            ============       ============        ============       ============
Weighted Average Common Shares
 Outstanding                                  44,951,923                500          18,003,000                500
                                            ============       ============        ============       ============

                 See accompanying notes to financial statements.

                        VICTORIA INTERNET SERVICES, INC.
           STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010


                                          For the three        For the three         For the nine         For the nine
                                           months ended         months ended         months ended         months ended
                                           November 30,         November 30,         November 30,         November 30,
                                               2011                 2010                 2011                 2010
                                            ----------           ----------           ----------           ----------
Net Income                                  $  117,330           $  121,291           $  271,137           $  471,894
                                            ----------           ----------           ----------           ----------
Foreign Currency Translation
  Change in cumulative translation
   adjustment                                  (98,358)            (202,497)             (94,618)            (365,558)
                                            ----------           ----------           ----------           ----------

Total                                       $  (98,358)          $ (202,497)          $  (94,618)          $ (365,558)
                                            ==========           ==========           ==========           ==========


                 See accompanying notes to financial statements.

                        VICTORIA INTERNET SERVICES, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                             AS OF NOVEMBER 30, 2011

                                                                         Accumulated
                                        Common stock                        Other          Retained
                                  --------------------      Paid in     Comprehensive      Earnings
                                  Shares        Amount      Capital     Income (Loss)      (Deficit)       Total
                                  ------        ------      -------     -------------      ---------       -----
Balance February 28, 2009              100     $    10      $    --      $   29,931       $(229,369)     $(199,428)

Gain (loss) on currency
 translation                            --          --           --         (41,796)             --        (41,796)

Net earnings                            --          --           --              --         266,416        266,416
                               -----------     -------      -------      ----------       ---------      ---------
Balance February 28, 2010              100          10           --         (11,865)         37,047         25,192

Common stock issued for
 cash at par                           400          50           --              --              --             50

Gain (loss) on currency
 translation                            --          --           --           6,073              --          6,073

Net earnings                            --          --           --              --         400,720        400,720
                               -----------     -------      -------      ----------       ---------      ---------
Balance, February 28, 2011             500          60           --          (5,792)        437,767        432,035

Gain (loss) on currency
 translation                            --          --           --         (94,618)             --        (94,618)

Reorganization adjustment      233,749,500         (35)          35              --              --             --

Net earnings                            --          --           --              --         271,137        271,137
                               -----------     -------      -------      ----------       ---------      ---------

Balance, November 30, 2011     233,750,000     $    25      $    35      $ (100,410)      $ 708,904      $ 608,554
                               ===========     =======      =======      ==========       =========      =========

                 See accompanying notes to financial statements.

                        VICTORIA INTERNET SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

                                                                  For the nine         For the nine
                                                                  months ended         months ended
                                                                  November 30,         November 30,
                                                                     2011                 2010
                                                                  ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  271,137           $  471,894
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation                                                    452,466              103,699
     Net losses from disposition of revenue-earning vehicles          17,569                    0
  Change in Assets and Liabilities:
     (Increase) decrease in receivables                               (2,330)              65,501
     Increase (decrease) in accounts payables                        (46,554)            (125,859)
     Increase (decrease) in accrued expenses                            (844)               1,195
                                                                  ----------           ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                          691,444              516,430
                                                                  ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Revenue-earning vehicles:
     Purchases                                                      (610,280)             (51,207)
     Proceeds from sales                                                   0                    0
  Property, equipment and software:
     Purchases                                                        (1,108)              (8,646)
     Proceeds from sales                                                   0                    0
     Loans extended                                                 (175,344)                   0
                                                                  ----------           ----------
CASH FLOWS USED BY INVESTING ACTIVITIES                             (786,732)             (59,853)
                                                                  ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                       0                   50
  Proceeds from (Payments on) leases payable (net)                   471,943              326,166
  Proceeds from (Payments on) loans payable (net)                    (89,022)            (265,963)
  Proceeds from (Payments on) shareholder loans (net)                (97,879)            (112,202)
                                                                  ----------           ----------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                   285,042              (51,949)
                                                                  ----------           ----------

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS                    (94,618)            (365,558)
                                                                  ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             95,136               39,070
  Cash, beginning of period                                           69,480               31,274
                                                                  ----------           ----------
  Cash, end of period                                             $  164,616           $   70,344
                                                                  ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                         $  136,199           $   82,288
                                                                  ==========           ==========
   Cash paid for income taxes                                     $        0           $        0
                                                                  ==========           ==========


                 See accompanying notes to financial statements.

                        VICTORIA INTERNET SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Victoria Internet Services, Inc.was incorporated in the State of Nevada on October 9, 2009. The company was organized to operate as an online tax preparation service in the North American market. On December 7, 2011, prior to commencing those operations, the company has opted to change its business focus to the daily rental of vehicles in the South African market.

On December 7, 2011, a simultaneous execution and closing was held under an Agreement and Plan of Reorganization (the Plan"), by and among Victoria Internet Services, Inc. (the "Company" "us" "we" ), Leon Golden (our then principal shareholder) ("Golden") and Earn-A-Car (PTY), LTD., a corporation organized under the laws of the Republic of South Africa ("EAC") and Depassez Investments Ltd, a Seychelles corporation ("DPL"), owned by Graeme Hardie (our new principal shareholder) ("Hardie").

Under the Plan DPL acquired 78,500,000 shares of our common stock from Golden for $150,000 and the balance of Golden's 205,000,000 shares were submitted to the transfer agent for cancellation and DPI contributed all of the shares of EAC to the Company so that EAC became a wholly owned subsidiary of the Company and the business of the Company is now the business of EAC. Mr. Golden also resigned as an officer and director of the Company and John Storey ("Storey") and Hardie were elected as directors and Storey was appointed CEO and President with Hardie being appointed Chairman of the board.

Earn-A-Car (PTY) LTD - The wholly owned subsidiary was incorporated in South Africa on July 2, 2005, and is primarily engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores in the country of South Africa. On July 18, 2011, its name was changed from "EasyCars Rental and Sales (PTY) Ltd." to "Earn-A-Car (PTY) Ltd.".

Basis of Presentation- The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. Dollars. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has selected a February 28 year end. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended February 28, 2011. The results of operations for the three and nine months ended November 30, 2011 may not be indicative of the results that may be expected for the full year.

Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ materially from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At November 30, 2011 and February 28, 2011 the Company had $164,616 and $69,480 in cash and cash equivalents, respectively.

Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability.

Financing Issue Costs - Financing issue costs related to vehicle debt are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

Receivables and Payables- Trade receivables and payables are measured at initial recognition at fair value, and are subsequently measured using the effective interest rate method of valuation. Appropriate allowances for estimated uncollectible receivable balances are recognized in profit or loss when there is evidence of impairment.

                        VICTORIA INTERNET SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue-Earning Vehicles and Related Vehicle Depreciation Expense - Revenue-earning vehicles are stated at cost, net of related discounts.

The Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as the general used vehicle auction market. The Company evaluates estimated residual values periodically, and adjusts depreciation rates accordingly, on a prospective basis.

Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Actual timing of disposal either shorter or longer than the life used for depreciation purposes could result in a loss or gain on sale. Generally, the average holding term for vehicles is approximately 7 years.

Property and Equipment - Property and equipment are recorded at cost and are depreciated using principally the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from ten to thirty years for buildings and improvements and two to seven years for furniture and equipment. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter. The average useful lives of fixed assets are as follows:

         Motor vehicles                     6 years
         Computer equipment                 3 years
         Computer software                  2 years
         Leased assets - motor vehicles     6 years

Long-Lived Assets - The Company reviews the value of long-lived assets, including software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows and records an impairment charge, equaling the excess of the carrying value over the estimated fair value, if the carrying value exceeds estimated future cash flows.

Foreign Currency Translation - The Company's functional currency is the South African Rand, the translation into US dollars is the presentation bases of these financial statements. Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income or loss.

Revenue Recognition - Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers.

Advertising Costs - Advertising costs are primarily expensed as incurred. During the nine months ended November 30, 2011 and 2010, the Company incurred advertising expense of $9,714 and $7,454, respectively.

Income Taxes - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at November 30, 2011.

                        VICTORIA INTERNET SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder's equity that, under GAAP, are excluded from net income (loss), including foreign currency translation adjustments, gains and losses related to certain derivative contracts, and gains or losses, prior service costs or credits, and transition assets or obligations associated with pension or other postretirement benefits that have not been recognized as components of net periodic benefit cost.

Stock-Based Compensation- Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

New Accounting Standards - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

2. REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

                                     November 30, 2011         February 28, 2011
                                     -----------------         -----------------
Revenue-earning vehicles               $ 3,420,868               $ 3,081,754
Less accumulated depreciation             (916,792)                 (717,922)
                                       -----------               -----------
                                       $ 2,504,076               $ 2,363,832
                                       ===========               ===========

Rent expense for vehicles leased under operating leases was $0 and $0 for the nine months ending November 30, 2011 and 2010, respectively, and is included in vehicle depreciation and lease charges, net.

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                     November 30, 2011         February 28, 2011
                                     -----------------         -----------------
Computer equipment                     $    10,038               $     9,385
Computer software                            3,236                     3,192
                                       -----------               -----------
                                            13,274                    12,577
Less accumulated depreciation               (2,559)                   (2,970)
                                       -----------               -----------
                                       $    10,715               $     9,607
                                       ===========               ===========

During 2011 and 2010, the Company recorded no provisions for the impairment of assets.

                        VICTORIA INTERNET SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011

4. LOANS RECEIVABLE

At November 30, 2011, the Company has loans receivable from shareholders of $138,770 to Cobalt Capital, $30,551 to M. Du Plessis, and $22,398 to G. Yannakopoulos. At February 28, 2011, the Company has a loan receivable from a shareholder of $13,169 from M. Du Plessis. These are short-term loans expected to be collected within 90 days.

At November 30, 2011 and February 28, 2011, the Company has a receivable due under a settlement agreement with a former employee with a balance of $13,477 and $16,682, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of about $425 beginning in March, 2011.

5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                           November 30, 2011        February 28, 2011
                                                           -----------------        -----------------
Loan payable - individual - unsecured, interest bearing,      $   23,953              $   27,804
no fixed repayment terms

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                          59,885                  69,510

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                          82,043                  95,229

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                          94,780                 110,013

Loan payable - other - unsecured, interest bearing, no
fixed repayment terms                                            577,010                 596,284

Loan payable - Jay & Jayendra (Pty) Ltd. Secured by              143,725                 166,824
company vehicles, bearing an interest rate of the prime
rate, payable within 12 months.  Guaranteed by a related
party, Cobalt Capital (Pty) Ltd.

Loan payable - other - unsecured, interest bearing, no
fixed repayment terms                                             29,583                  34,338
                                                              ----------              ----------
Total                                                         $1,010,979              $1,100,002

Current portion of loans payable                                 329,911                 201,162
                                                              ----------              ----------

Long-term portion of loans payable                            $  681,068              $  898,840
                                                              ==========              ==========

                        VICTORIA INTERNET SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011

5. DEBT AND OTHER OBLIGATIONS (CONTINUED)

Expected maturities of debt and other obligations outstanding at November 30, 2011 are as follows:

                                  Loan Amounts     Lease Amounts         Total
                                  ------------     -------------      ----------

Year ending November 30, 2012      $  329,911       $  452,169        $  782,080
Year ending November 30, 2013              --          351,938           351,938
Year ending November 30, 2014              --          245,860           245,860
Year ending November 30, 2015              --           62,357            62,357
Year ending November 30, 2016              --               --                --
Thereafter                            681,068               --           681,068
                                   ----------       ----------        ----------
      Total                        $1,010,979       $1,112,324        $2,123,303
                                   ==========       ==========        ==========

6. PROVISION FOR INCOME TAXES

The Company has no obligation for any federal or state income taxes in the United States. Further, no provision has been made for taxes in South Africa for 2011 nor 2010 because the taxable losses and loss carryovers exceed the income in those years.

7. EQUITY

On November 14, 2011 the Company filed a certificate of amendment to the articles of incorporation which caused a 50 for 1 forward common stock split and an increase in authorized common shares to 250,000,000. As of November 30, 2011 and February 28, 2011 there were 233,750,000 and 500 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of November 30, 2011 and February 28, 2011 there were no (0) shares outstanding.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

Expenses incurred under operating leases for the period were as follows:

                                                November 30,
                                     --------------------------------
                                       2011                    2010
                                     --------                --------
Operating leases:
Premises                             $  6,487                $  6,688
Motor vehicles                          6,965                   6,723
                                     --------                --------
                                     $ 13,452                $ 13,411
                                     ========                ========

                        VICTORIA INTERNET SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:

November 30, 2012                    $ 62,748
November 30, 2013                    $ 62,748
November 30, 2014                    $ 62,748
November 30, 2015                    $ 62,748
November 30, 2016                    $ 62,748

At November 30, 2011, the Company had no outstanding vehicle purchase commitments over the next twelve months.

9. RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                                November 30,       February 28,
                                                   2011                2011
                                                 --------            --------
Loans payable to shareholders:
  Cobalt Capital (Pty) Ltd.                      $      0            $ 26,174
  G. Yannakopoulos                                      0              71,704
                                                 --------            --------
Total loans payable to related parties           $      0            $ 97,878
                                                 ========            ========
Loans receivable from shareholders
  Cobalt Capital (Pty) Ltd.                      $138,771            $      0
  M. DuPlessis                                     30,551              13,169
  G. Yannakopoulos                                 22,397                   0
                                                 --------            --------
Total loans receivable from related parties      $191,719            $ 13,169
                                                 ========            ========
Consulting fees paid to related party
 Cobalt Capital (Pty) Ltd.                       $      0            $      0
                                                 ========            ========

10. SUBSEQUENT EVENTS

On December 7, 2011, a simultaneous execution and closing was held under an Agreement and Plan of Reorganization (the Plan"), by and among Victoria Internet Services, Inc. (the "Company" "us" "we" ), Leon Golden (our then principal shareholder) ("Golden") and Earn-A-Car (PTY), LTD., a corporation organized under the laws of the Republic of South Africa ("EAC") and Depassez Investments Ltd, a Seychelles corporation ("DPL"), owned by Graeme Hardie (our new principal shareholder) ("Hardie").

                        VICTORIA INTERNET SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2011

10. SUBSEQUENT EVENTS (CONTINUED)

Under the Plan DPL acquired 78,500,000 shares of our common stock from Golden for $150,000 and the balance of Golden's 205,000,000 shares were submitted to the transfer agent for cancellation and DPI contributed all of the shares of EAC to the Company so that EAC became a wholly owned subsidiary of the Company and the business of the Company is now the business of EAC. Mr. Golden also resigned as an officer and director of the Company and John Storey ("Storey") and Hardie were elected as directors and Storey was appointed CEO and President with Hardie being appointed Chairman of the board. As of January 12, 2012, the Company has 112,250,000 common shares outstanding.

The Company has analyzed its operations subsequent to November 30, 2011 through January 12, 2012, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENTS DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

OVERVIEW

In the quarter ended November 30, 2011, we received additional funding in the form of a credit line for approximately $1,000,000 for vehicle purchases on competitive terms from one of our major sources of vehicles and as a result we were able to purchase approximately 50 additional vehicles in November 2011. The increase in rental and other income from the increase in our fleet size should be realized in the next quarter. Further, the remainder of the facility will allow us to expand our fleet by about 25% over the next 4 to 6 months.

QUARTER ENDED NOVEMBER 30, 2011 V. QUARTER ENDED NOVEMBER 30, 1010

Revenues increased from $583,824 in Q3 of FY 2011 to $642,562 in Q3 of FY 2012 by $58,738 or 10.1% Our operating expenses rose from $462,553 in Q2 of FY 2011 to $525,279 in Q2 of FY 2012 by $62,726 or 13.6% . Expenses rose at a greater percentage than revenues because EAC incurred higher repairs and maintenance costs than normal while the impact of the new cars was too late to affect the results for the quarter. As a result of increases in expense exceeding increases in revenue, net income declined from $121,291in Q2 of FY 2011 to $117,330 in Q2 of FY 2012. With returns on investment currently averaging 50% before tax, management believes that EAC will be able to grow at a greater pace with external funding rather than growing just from internal organic growth.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $205,907 at November 30, 2011. This is not sufficient to expand our operations and meet the demand for our product. The bulk of our assets are $2,504,076 in revenue earning vehicles. While we could continue to operate at present levels without a capital infusion, we are actively seeking further credit lines. This should allow us to increase revenues and profits. Management do not expect to have to dilute the 112,500,000 issued shares in the near future. Instead we intend to make use of asset based finance to grow our fleet of rental cars.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue generating activities that give rise to significant assumptions or estimates. Our financial statements filed as part of our Current Report on Form 8-K, dated December 7, 2011, include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is not required as we are a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of November 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b) Changes in Internal Controls

There were no changes in our internal controls and procedures in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to rely on the members of the Board of Directors to provide assurance that our entity-level controls remain effective and we believe our process-level controls remain effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Report.

Exhibit Number                  Exhibit Description
--------------                  -------------------

     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     101        Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 23, 2012

                       Victoria Internet Services, Inc.


                       By: /s/ John Storey
                           -----------------------------------------------------
                           John C Storey
                           Chief Executive Officer (Principal Executive Officer)


                       By: /s/ Bruce J Dunnington
                           -----------------------------------------------------
                           Bruce J Dunnington
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)