Form 10-K
period 2012-02-29
Earn-A-Car Inc.
filed 2012-06-13
CIK 1486297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended February 29, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                         Commission File No.: 333-165301

                                Earn-A-Car, Inc.
             (Exact name of registrant as specified in its charter)

           Nevada                                  7514                       27-1320213
  (State or jurisdiction of           (Primary Standard Industrial           IRS Employer
incorporation or organization)         Classification Code Number)      Identification Number

                            Office 1 The Falls Centre
                           Corner Great North and Webb
                             Northmead, Benoni 1522
                            Republic of South Africa
                    (Address of principal executive offices)

                                 +27 11 425 1666
                           (Issuer's telephone number)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value US$0.0000001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 11, 2012: US$1,010,250.

The number of shares of the registrant's common stock outstanding as of June 11, 2012: 112,250,000.

                        INDEX TO FORM 10-K ANNUAL REPORT

                                                                            Page
                                                                            ----
PART I

Item 1.     Business                                                          3

Item 1A.    Risk Factors                                                      7

Item 1A.    Unresolved Staff Comments                                        12

Item 2.     Properties                                                       12

Item 3.     Legal Proceedings                                                12

Item 4.     Mine Safety Disclosures                                          12

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                12

Item 6.     Selected Financial Data                                          13

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       22

Item 8.     Financial Statements and Supplementary Data                      22

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         22

Item 9A(T). Controls and Procedures                                          22

Item 9B.    Other Information                                                24

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance          24

Item 11.    Executive Compensation                                           26

Item 12.    Security Ownership of Certain  Beneficial Owners and Management
            and Related  Stockholder Matters                                 28

Item 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                     29

Item 14.    Principal Accounting Fees and Services                           30

PART IV

Item 15.    Exhibits and Financial Statement Schedules                       30

SIGNATURES                                                                   32

                           FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

There are statements in this report that are not historical facts. These forward-looking statements can be identified by use of terminologies such as believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, project, positioned, strategy and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under Risk Factors. Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

                                     PART I

References to "us", "we" and "our" in this report refer to Earn-A-Car, Inc., together with our wholly-owned subsidiaries.

ITEM 1.BUSINESS.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

We were incorporated under the laws of the State of Nevada, U.S. on October 9, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission on March 11, 2010 and was ordered effective on June 23, 2010.

PRIOR PROPOSED BUSINESS OPERATIONS

We were engaged in the business of developing an internet based tax preparation service that would allow our customers to communicate on a real time basis with our team of tax preparers from the comfort of home or the office. We had not generated any substantial revenues and the only operation we had engaged in is the development of a business plan. Our business address was at 2470 East 16th Street, Brooklyn, NY 11235 and our telephone number was 718- 344-0866.We had only begun operations in a very limited capacity and it was uncertain when we would begin full operations. Our plans were forward-looking and there was no assurance that we would have ever begun operations. We were a development stage company and have earned very limited revenue from those operations since our inception on October 9, 2009. It was unlikely that we would be able to achieve profitability in our prior proposed business and was likely that we would be required to cease operations due to the lack of funding. In the interests of our shareholders, we determined to seek a new line of business. These efforts resulted in our acquiring our current business.

CURRENT BUSINESS OPERATIONS

On December 7, 2011, a simultaneous execution and closing was held under an Agreement and Plan of Reorganization (the Plan"), by and among Victoria Internet Services, Inc.(the "Company" "us" "we" ), Leon Golden (our then principal shareholder) ("Golden") and Earn-A-Car (PTY), LTD., a corporation organized under the laws of the Republic of South Africa ("EAC") and Depassez Investments Ltd, a Seychelles corporation ("DPL"), owned by Graeme T. Hardie (our new principal shareholder) ("Hardie").

Under the Plan DPL acquired 78,500,000 shares of our common stock from Golden for US$150,000 and the balance of Golden's 205,000,000 shares were submitted to the transfer agent for cancellation and DPI contributed all of the shares of EAC to the Company so that EAC became a wholly owned subsidiary of the Company and the business of the Company is now the business of EAC. Mr. Golden also resigned as an officer and director of the Company and John C Storey ("Storey") and Hardie were elected our directors and Storey was appointed our CEO and President with Hardie being appointed our Chairman of the board. Also, Bruce J Dunnington became CFO of EAC. As a result of the Plan, there was a change in control of the company, Further, the company has decided to abandon its former business focused on tax preparation and will in future concentrate solely on the business of EAC.

BUSINESS OF EAC.

EAC was incorporated in South Africa on July 2, 2005, and is primarily engaged in the business of the rental of vehicles to retail customers on a monthly basis through its leased premises in Johannesburg in the country of South Africa. On July 18, 2011, its name was changed from "Easy Cars Rental and Sales (Pty) Ltd." to "Earn-A-Car (Pty) Ltd.". EAC's business strategy is to enter car rental agreements that allow the renter to return the car in monthly intervals. The key differentiator to a normal car rental is that it gives customers a cash back bonus on termination of the rental agreement for each month that the customer is in good standing with EAC. This cash back along with a significant up-front administration fee is sufficient cash to allow the customer to buy the car or similar car of his choice from EAC at the end of 4 years or longer, depending on the value of the car. EAC's vehicles are equipped with immobilizing and positioning devices to protect the company if rental payments are not current. EAC's business model is to rent to persons whose financial credit would not ordinarily allow them to finance the purchase of an automobile. Because we are renting automobiles rather than financing the sale thereof, we are not subject to certain South African financial regulatory schemes that generally apply to the automobile finance industry. The business currently owns approximately 480 cars and intends to grow this number by at least 50% by the end of 2012. Rental fees exceed 6% of vehicle carrying value per month. EAC sources its vehicles from auctions, corporate de-fleeting, private individuals and motor dealerships. It only buys pre-owned vehicles to avoid the new car premium (approximately 33%) and often buys 6 year old cars. (There is a steep reduction in the price of older cars as South African banks will not finance cars older than 5 years).

EAC also sells pre-owned vehicles to retail customers through its same stores. This secondary activity is a result of our need to dispose of our older vehicles rather than a business activity in its own right and allows us to recoup at least the carrying value of older vehicles. Profits from this activity are not material.

EAC has no other businesses.

INDUSTRY OVERVIEW

Vehicle sales in South Africa 2012 First quarter showed 110,719 units recorded an improvement of 10,109 units or 10.0% compared to the 100 610 new cars sold during the corresponding quarter of 2011. Aggregate Industry commercial vehicle sales during the first quarter of 2012 wereat 46 024 units recorded an increase of 347 units or a gain of 0.8% compared to the 45 677 units sold during the corresponding quarter of 2011. All sectors registered significantly slower growth during the first quarter of 2012 compared to the corresponding quarter in 2011. (See National Association of Automobile Manufacturers of South Africa ). ... More importantly to EAC, Nearly 50% of all credit rated South Africans are blacklisted at credit bureaus, an increase of nearly 27% over the last 3 years and are consequentially unable to access typical car finance (See the National Credit Regulator publications 2010 December publications http://www.ncr.org.za/publications/Credit_Monitor/ NCR_CBM_2010Dec.pdf). This is the market that EAC is designed to service. We believe that we offer blacklisted car buyers with an opportunity to own a car that is not ordinarily available for persons with poor credit history. Currently the business is able to only able to supply 1/50 of its enquiries derived from marketing costs of approximately US$4,000 per month. Thus while vehicle sales have gone sideways, the number of customers in our niche has grown substantially in real terms.

OUR BUSINESS MODEL

We rent cars on a basis where the customer may return the car to us at any time on one calendar month's notice. However, we charge significant administrative and rental fees at the inception of the rental (about 20% of the cost to ourselves of the car and a further approximately 6% being the first months rental in advance). This means that persons that rent cars from us, although under no legal obligation to do so, will generally be persons that have a genuine long term interest in acquiring the car. Our cars are equipped so that a when a customer does not pay the monthly rental we can turn off and disable the car. In our history of renting out over 400 cars for more than 4 years, we have only lost 3 vehicles, these to professional car thieves, never to a client. Our renters receive loyalty cash bonuses from us for every competed calendar month that they rent the car of approximately US$40 - US$70 per month and this cash loyalty bonus can be used to purchase the car from us when they cease to rent the car. Along with their up-front administration fee, they normally have enough loyalty cash bonus to purchase the car after 4 years depending on the carrying value of the car (we guarantee that the loyalty bonus and the application of the 20% up front administration fee to the purchase price will be sufficient for our renter to purchase the car typically after four years.) . Should they terminate the rental before this point, EAC first uses the cash bonus to refurbish any damage on the car beyond fair wear and tear and will then pay the client the remaining bonus in cash. The up-front administration fee is never refunded. Renters are allowed to drive 3,500km (about 2,200 miles) a month and subsequently pay an additional 15c a km (25c/mile) on any overage. The customers' credit rating is also improved while they rent a car from EAC as their payment record is provided to credit bureaus. Because we are a car rental company and not a bank and merely rent cars, we believe that we are not subject to the Banks Act or the National Credit Act and this allows us to keep our rental to own program competitive and get our vehicles back easily if nonpayment occurs. We believe that our model, which offers a path to car ownership for persons with compromised credit, has potential for significant growth however there is no guarantee that our model will do so. We are currently only able to service a very small fraction of the enquiries that we receive. This is due to the limited number of vehicles that we own presently. We currently receive over 2,000 enquires a month for approximately 20 cars. We would service a greater number of the enquiries we receive if we had the capital resources to enlarge our rental fleet.

We operate our own repair and reconditioning facilities to refurbish our cars returned to us or pre-owned cars purchased by us prior to renting out. This allows us to better control the costs of such reconditioning of returned or purchased cars and believe this allows us significant savings. We have 5 mechanics, an auto-electrician and support staff.

COMPETITION

We compete with other car rental companies, car leasing companies and banks. However, we believe that our operations, which we believe are not subject to the Banks Act or the National Credit Act, allow us to operate without direct competition in our market niche of persons with less than ideal credit histories who wish to acquire a car.

PROPERTIES

We currently rent our offices and workshop on a month to month basis at a cost of R24,000 (US$2,900) for our offices and R10,000 (US$1,200) per month for our repair facility (which we share with an unaffiliated party). We expect to double this space as we grow if our business continues to grow and we enlarge our fleet of rented cars. We believe that suitable additional space is available in the vicinity of our present facilities at a reasonable cost.

EMPLOYEES

As of February 29, 2012, we have 30 employees of whom 5 are executive, 6 are in sales 9 are clerical and 10 are engaged in automobile repairs. Our employees are not covered by a collective bargaining agreement and we consider our employee relations to be good. While we expect our business volumes to increase, we do not expect to have to increase staff significantly in the near future.

MARKETING

We market through Google on the internet, referrals and word of mouth. Total advertising expenditure is normally around US$4,000 per month. We also pay approximately US$60 to any person who provides us with a referral that results in a Lease. Our company website (www.earnacar.co.za) allows potential clients to register their interest online after which our sales staff make contact. Our sales staff is incentivized with roughly 80% of remuneration being variable commission.

INSURANCE

We maintain comprehensive insurance on all cars but have an excess of R50,000 (about US$6,000). Our average car is worth US$8,000, so most of our cars are largely self insured. EAC covers the cost of repairs to its cars where a client has a bona fide accident. Should the accident be caused, for example, by speeding or driving under the influence, we attempt to recover the cost of the damage to our cars from our client and do not return the car to them when it has been repaired. Should the driver cause damage to another vehicle or individual, the driver is held responsible in South Africa, not EAC. Consequentially, there is no need for insurance for third party liability as may be imposed on owners of cars in accidents potentially in the USA. The costs to EAC of providing their clients with this comprehensive accident damage warrantee or self-insurance is less than US$45 per month, less than half what a vehicle insurer would charge.

INTERNET WEBSITE

We maintain a website at http://www.earnacar.co.za/.

ITEM 1A.RISK FACTORS.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See "Forward-Looking Statements," above. Factors that could cause or contribute to such differences include those discussed below. We have discussed all known material risks below, however, we may also be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

RISKS RELATED TO THE COSTS OF RUNNING A PUBLIC COMPANY

The costs of running a public company, including hiring additional staff, professional fees and filing and printing are expected to average around US$70,000 per year. This will affect our cost structure and the costs of running the business.

PLANS FOR ADDITIONAL FINANCING.

As at February 2012, we had US$171,354 cash on hand. These cash resources are not sufficient for us to execute our expansion plan which entails an additional US$7million over the next two years. In early May our AVIS credit line to US$1.6 million of asset based finance was renewed and increased on favorable terms.

On May 29 we announced that we had successfully completed an approximately US$3.0 Million capital market raise which allowed us to settle the AVIS facility and other current debt of up to US$1.2 Million and acquire approximately 200 additional cars. Since the AVIS facility is now unutilized this can be utilized to buy a further 200 cars once the US$3m raised is fully invested.

If we are able to demonstrate continued positive results we believe that we will be able to raise additional capital privately in subsequent periods. For each US$1,000,000 raised we plan to acquire approximately 125 additional cars. Other than our AVIS facility of nearly US$1,6m, we have no present commitments to any capital and there is no assurance that we will be able to do so on acceptable terms.

The board will continually seek additional financing opportunities which it believes are in the best interests of the Company and its shareholders. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to operate our business at expanded levels which management believes would benefit shareholders. If we are able to arrange debt or equity financing it may be on terms that are not beneficial to our shareholders. Any financing that we do receive may dilute the interests of our current shareholders. We do not have any agreements with any financing source to obtain financing on any particular terms. The Board has decided to constrain senior debt to 60% of total assets and will endeavor to ensure that senior debt interest will not exceed 40% of EBIT.

IF WE ARE UNABLE TO CONTINUE TO RETAIN THE SERVICES OF JOHN STOREY AND BRUCE DUNNINGTON OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND COMPANY PERSONNEL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

Our success depends to a significant extent upon the continued services of John Storey our CEO and President and Bruce Dunnington our CFO. The loss of the services of Mr. Storey could have a material adverse effect on our growth, revenues, and prospective business. Mr. Storey does not have an employment agreement with us. We do not have a "key person" life insurance policy on Mr. Storey.

Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

IF WE CANNOT EFFECTIVELY MANAGE OUR INTERNAL GROWTH, OUR BUSINESS PROSPECTS, REVENUES AND PROFIT MARGINS MAY SUFFER.

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits. We expect that we will need to significantly expand our operations to successfully implement our business strategy. As we add marketing, sales and build our infrastructure, we expect that our operating expenses and capital requirements will increase. To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls, and our reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. If we fail in our efforts to manage our internal growth, our prospects, revenue and profit margins may suffer.

WE MAY BE SUBJECT TO ADDITIONAL GOVERNMENTAL REGULATION.

We offer cars on a proprietary rent to buy program which our South African attorneys have advised us is not subject to regulation under the Banks Act or the National Credit Act. We believe this affords us substantial savings and is beneficial to our shareholders. If a court or government agency were to find that we were subject to these laws, it could substantially impair our financial results and our share value would likely suffer. We cannot assure you that such adverse findings will not be made in the future.

WE ARE TO ESTABLISH AND MAINTAIN REQUIRED DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING AND TO MEET THE PUBLIC REPORTING AND THE FINANCIAL REQUIREMENTS FOR OUR BUSINESS.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is is not expressly reporting on our internal controls and the lack of such report on such assessment, may cause investor confidence and share value may be negatively impacted. We currently do not have a sufficient number of management employees to establish adequate controls and procedures.

OUR OFFICERS HAVE NO EXPERIENCE IN MANAGING A PUBLIC COMPANY.

Our present officers have no previous experience in managing a United States public company and we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

CONTROL BY MANAGEMENT

Our company is effectively controlled by management, specifically Graeme Hardie our Chairman of the Board, who owns 78.750,000 shares or 70% of our 112,500,000 issued and outstanding shares of common stock as of December 9, 2011. Accordingly, he will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

RISKS RELATED TO COMMON STOCK

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK.

As of February 29, 2012 we had 112,500,000 shares of common stock outstanding. 33,750,00 shares are "free trading" and may serve to overhang the market and depress the price of our common stock.

ADDITIONAL FINANCING MAY DILUTE THE HOLDINGS OF OUR CURRENT SHAREHOLDERS.

In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT ITS VALUE AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

Our common stock trades on the OTCBB under the Symbol EACR. There has been a limited public market for our common stock and an active public market for our common stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

RISKS RELATED TO OUR SECURITIES

IF A LIQUID MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no liquid market for our common stock and no certainty that a liquid market will develop. While our common stock is quoted for trading on the OTC Bulletin Board, EACR, there has been no trading of our common stock. Furthermore, we have initiated the process to have our stock become eligible for DTC deposit. Unless this is concluded successfully, of which we can give no assurance, broker dealers may be reluctant to accept our stock for deposit. This will further inhibit the development of a trading market. If a liquid market is not developed for our shares, it will be difficult for shareholders to sell their stock.

WE DO NOT INTEND TO PAY DIVIDENDS AND THERE WILL BE LESS WAYS IN WHICH YOU CAN MAKE A GAIN ON ANY INVESTMENT IN OUR COMPANY.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation or any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore, if it is ultimately determined that any such person should not have been entitled to indemnification this indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our securities we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

RISKS RELATING TO OUR COMMON STOCK

LIMITATIONS UPON BROKER-DEALERS EFFECTING TRANSACTIONS IN "PENNY STOCKS"

Trading in our common stock is subject to material limitations as a consequence of regulations which limits the activities of broker-dealers effecting transactions in "penny stocks." Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market(TM), (ii) has a market price of less than US$5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than US$2,000,000 (if the issuer has been in business for at least three (3) years) or US$5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on "penny stocks", which makes selling our common stock more difficult compared to selling securities which are not "penny stocks." Rule 15a-9 restricts the solicitation of sales of "penny stocks" by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in "penny stocks", and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser's investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in "penny stocks" first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in "penny stocks", (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. In addition, any such sale or perception could make it more difficult for us to sell equity, or equity-related securities in the future at a time and price that we deem appropriate. If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder. Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

The sales of shares of our common stock which are not registered under the Securities Act, known as "restricted" shares, typically are affected under Rule
144. As of March 31, 2012 we had outstanding an aggregate of 78,750,000 shares of restricted common stock. All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of "restricted" shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

NO DIVIDENDS

We have never paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

We currently rent our offices and workshop on a month to month basis at a cost of R24,000 (US$2,900) for our offices and R10,000 (US$1,200) per month for our repair facility (which we share with an unaffiliated party). We expect to double this space as we grow if our business continues to grow and we enlarge our fleet of rented cars. We believe that suitable additional space is available in the vicinity of our present facilities at a reasonable cost.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been included in the Over the Counter Bulletin Board under the symbol "VRIS" since January 4, 2011 and under the symbol "EACR" since March 8, 2012. We are not aware of any trades or quotations prior to January 2012. During the quarter ended February 29, 2012, our shares traded at prices ranging from US$155.00 to $0.018.

REPORTS TO SHAREHOLDERS

We plan to furnish our shareholders with an annual report for each fiscal year ended February 29 containing financial statements audited by our independent certified public accountants starting in 2013. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

HOLDERS

As of June 8, 2012, we had 65 shareholders of record and 112,500,000 common shares issued and outstanding. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

DIVIDEND POLICY

We have not declared or paid any dividends on our common stock to date. We anticipate that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REULTS OF OPERATIONS.

OVERVIEW

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

     * our ability to raise additional capital and secure additional financing;
     * anticipated trends in our financial condition and results of operations;
     *    our ability to hire and retain key employees;

BACKGROUND

Prior to December 7, 2011 we were in the business of developing and internet based tax preparation service. After December 7, 2011, we were in the business of renting cars with a program for their purchase by their lessees. New management considers the rent to purchase of automobiles to be a more promising operation for our shareholders. The discussion below relates solely to our current operation.

FY ENDED 2/29/12 V. FY ENDED 2/28/11

REVENUES increased to US$2,529,904 in FY ended 2/29/12 from US$2,137,606 in the previous year, an increase of US$392,298 or 18.4%. Management believes that this rate of increase reflects the underlying demand for our services in the market that we were unable to fully meet due to our limited financial resources. Revenues principally consist of gross vehicle rental fees and are related to the number and value of the vehicles being rented.

EXPENSES increased to US$2,216,178 in FY ended 2/28/12 compared to US$1,737,041 in FY ended 2/28/12, an increase of US$479,137 or 27.6%. Management believes that the increased expenses both in dollar amount and as a percentage of revenue (87.6% in FY ended 2/29/12 v. 81.3% in FY ended 2/28/12) reflects our rapid growth. The principal components of the increase were vehicle depreciation, which went from US$204,303 IN FY 2/28/11 TO US$516,119 IN FY 2/29/12. This increase of US$311,816 or 153% reflects a larger and newer fleet of vehicles being rented. Selling, general and administrative expense increased from US$370,474 in FY ended 2/28/11 to US$537,333 in FY ended 2/29/12, an increase of US$166,859 or 45.0%. This increase reflects the costs of our becoming a public company as well as our increased level of operations.

NET INCOME

Due to our listing costs, the group expenses grew faster than our revenues in FY ended 2/29/12, our Net Income decreased from US$400,720 in FY ended 2/28/11 to US$315,406. As we expand our vehicle rental fleet, increased revenues may be counterbalanced by the fact that vehicle depreciation is greatest in the early years of the lease. The net income of Earn-A-Car (Pty) Ltd the South African subsidiary increased from US$400,720 in FY 2/28/11 to US$441,574 in FY ended 2/29/12 an increase of US$40,854 or 10%. This reflects good growth with little new capital raised during the year.

PLAN OF OPERATION AND LIQUIDITY

Our plan of operation for 2012 is to continue to expand our business to meet demand. In June 2012 we completed a US$3,m credit facility which will permit repayment of approximately US$1,000,000 in existing debt, freeing it up to be reused in the futrue and the increase of the number of vehicles under lease by at least 200 cars.

The board will continually seek additional financing opportunities which it believes are in the best interests of the Company and its shareholders. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to operate our business at expanded levels which management believes would benefit shareholders. If we are able to arrange debt or equity financing it may be on terms that are not beneficial to our shareholders. Any financing that we do receive may dilute the interests of our current shareholders. Other than the AVIS US$1,6m which is available on a revolving basis, , we do not have any agreements with any financing source to obtain financing on any particular terms.

The Board has decided to constrain senior debt to 60% of total assets and will ensure that senior debt interest will not exceed 40% of EBIT.

We had cash and cash equivalents of US$171,354 as of February 29, 2012.

We have funded our activities to date primarily through car rental payments and credit facilities.

SEASONALITY AND INFLATION

We do not believe that our business will be seasonal to any material extent.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no material revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies as follows:

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company's significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of oil and gas properties; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash, receivables, and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

RELATED PARTIES

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives revenue primarily from the sale of produced natural gas and crude oil. The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses. Revenue is recorded in the month the Company's production is delivered to the purchaser, but payment is generally received between thirty (30) and ninety (90) days after the date of production. No revenue is recognized unless it is determined that title to the product has transferred to the purchaser. At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.

FOREIGN CURRENCY TRANSACTIONS

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification ("Section 830-20-35") for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company's reporting currency or the South African Rand, the Company's South African operating subsidiary's functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

INCOME TAX PROVISION

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

LIMITATION ON UTILIZATION OF NOLS DUE TO CHANGE IN CONTROL

Pursuant to the Internal Revenue Code Section 382 ("Section 382"), certain ownership changes may subject the NOL's to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

FOREIGN CURRENCY TRANSLATION

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification ("Section 830-10-45") for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. The assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If a subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income
(loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary's local currency to be the functional currency for its South African subsidiaries. The financial records of the Company's South African operating subsidiaries are maintained in their local currency, the South African Rand ("ZAR"), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders' equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Management believes that the difference between ZAR vs. U.S. dollar exchange rate quoted by the National Bank of Poland ("NBP") and ZAR vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial. Translations do not imply that the ZAR amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from ZAR into U.S. dollars has been made at the following exchange rates for the respective periods:

                                      February 29,         February 28,
                                          2012                2011
                                        --------            --------
Balance sheet                             7.53                7.19
Statement of operations and
 comprehensive income (loss)              7.3                 7.27

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company's consolidated statements of operations and comprehensive income (loss).

COMPREHENSIVE INCOME (LOSS)

The Company applies section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss), for the Company, consists of net income (loss) and foreign currency translation adjustments and is presented in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders' Equity.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the year ended February 29, 2012 or February 28, 2011.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "COMPREHENSIVE INCOME" ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, COMPREHENSIVE INCOME, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "INTANGIBLES--GOODWILL AND OTHER: TESTING GOODWILL FOR IMPAIRMENT" ("ASU 2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 "PROPERTY, PLANT AND EQUIPMENT: DERECOGNITION OF IN SUBSTANCE REAL ESTATE-A SCOPE CLARIFICATION" ("ASU 2011-09"). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "BALANCE SHEET: DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 "COMPREHENSIVE INCOME: DEFERRAL OF THE EFFECTIVE DATE FOR AMENDMENTS TO THE PRESENTATION OF RECLASSIFICATIONS OF ITEMS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME IN ACCOUNTING STANDARDS UPDATE NO. 2011-05" ("ASU 2011-12"). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended February 29, 2012 and February 28, 2011, and the reports thereon of Silberstein Ungar, PLLC, are included following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including John Storey, our chief executive officer and Bruce Dunnington our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, Messrs. Storey and Dunnington concluded that as of February 29, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including James Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of February 29, 2012.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of February 29, 2012.

To address the material weaknesses set forth in item (2) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will undertake to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create additional positions to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 28, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by February 29, 2013.

ITEM 9B. OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the name, age and position of each of our directors and executive officers.

      Name                  Age                        Position
      ----                  ---                        --------

Graeme Thomas Hardie        67      Chairman of the Board, Director
                                    (less than 1 year)
John Clifford Storey        50      President and CEO for the Company; Director,
                                    (less than 1 year)
Bruce Dunnington            50      CFO for the Company; (less than 1 year)

 The following is a brief description of the principal occupation and recent business experience of each of our directors and executive officers:

DR GRAEME HARDIE: CHAIRMAN

Dr Graeme Hardie has held the position of Chairman of Earn-A-Car Inc. since December 2011. Dr. Hardie is currently self-employed as a businessman and Architect. Dr. Hardie has been Chairman of the Board of Directors since the company's plan of reorganization in December of 2011. He became a director at the same time.

JOHN STOREY: PRESIDENT & CEO

John Storey has held the position of President and CEO since December of 2011, the month the company entered into plan of reorganization and merger with Earn-A-Car (Pty) Ltd, the South African Vehicle Rental Company. Prior to that, Mr. Storey was the Managing Director of m Cubed Capital, a South African listed company. He became a director in December 2011.

John Storey is a South African Chartered Accountant and Member of South African Chartered Institute of Accountants, Chartered member of the Institute of Bankers in South Africa, has a Master of Business Administration and Institute of Marketing Management Diploma.

BRUCE DUNNINGTON: CFO

Bruce Dunnington has held the position of CFO of Earn-A-Car Inc. since December of 2011. Prior to that, Mr. Dunnington was the Managing Director of Automated Outsourcing Services Limited (South African company) a large, high volume administrator.

Bruce Dunnington holds the following professional certifications; South African Chartered Accountant and Member of South Africa Institute of Chartered Accountants, Fellow member of the Chartered Institute of Management Accountants.

COMPENSATION OF DIRECTORS

The Board of Directors may compensate directors for their services as such. The Board of Directors may also provide for the payment of all travel and out-of-pocket expenses in connection with Directors' attendance at Board meetings. Each board member serves for a one-year term until elections are held at each annual meeting.

Beginning December 1, 2011 The Chairman of Board of Directors shall be paid US$8,000 per year.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company may reimburse all Directors for their expenses in connection with their activities as directors of the Company.

FAMILY RELATIONSHIPS

There are no family relationships amongst our management and directors, except that Graeme Hardie is John Storey's uncle.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     * any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     * any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     * being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     * being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

TERM OF OFFICE

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

COMMITTEES OF THE BOARD AND FINANCIAL EXPERT

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an "audit committee financial expert" as defined by the SEC on our Board.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer or controller or persons performing similar functions. Such Code of Ethics was filed with an amendment to a Form 8-K, dated December 7, 20121.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other most highly compensated executive officers for fiscal 2011. The persons listed in the following Summary Compensation Table are referred to herein as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity      Nonqualified
 Name and                                                          Incentive         Deferred
 Principal                                  Stock       Option        Plan         Compensation     All Other
 Position     Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------     ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
John Storey   2011      [1]        0          0            0             0               0               0             0
President &
CEO

Bruce
Dunnington    2011      [1]        0          0            0             0               0               0             0
CFO

----------
[1] The officers of the company are currently considered "at-will" employees. The company has no compensation agreements with these officers; however simple compensation arrangements have been made and summarized as follows:

John Storey is currently under an arrangement to receive no compensation as President and CEO of the company. No other compensation arrangements have been made with Mr. Storey at this time. Mr. Storey is currently retained as a consultant, and acting President &CEO for the company. He has waived further compensation at this time.

Bruce Dunnington is currently under an arrangement to receive no compensation as CFO of the company. No other compensation arrangements have been made with Mr. Dunnington at this time. Mr. Dunnington is currently retained as a consultant, and acting CFO for the company. He has waived further compensation at this time.

The President and CFO of the company have forgone salaries to an undetermined later date defined as some point in the future when the company is in better financial position to afford salary payments. The major shareholder (not EAC) has agreed to personally incentivize the President and CFO when the company meets certain milestones. This is expected to be agreed before the end of the next accounting period and will include options underwritten by the major shareholder (i.e. at no dilution or cost to other shareholders) and a modest salary from the Earn-a-Car (Pty) Ltd in South Africa. Compensation for any directors of EAC will not exceed the current US$2,000 a quarter.

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

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

Nevada law generally permits us to indemnify our directors, officers, employees and agents. Pursuant to the provisions of Nevada Revised Statutes 78.7502, we, as a corporation organized in Nevada, may indemnify our directors, officers, employees and agents in accordance with the following:

(a) A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation, against expenses, actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable for breach of his fiduciary duties as a director or officer pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

(b) A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action by or in the right of the corporation to procure a judgment in its favor, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable for breach of his fiduciary duties pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

(c) To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

CHARTER PROVISIONS, BYLAWS AND OTHER ARRANGEMENTS OF THE REGISTRANT

Our Certificate of Incorporation, as amended, does not contain any specific language enhancing or limiting the Nevada statutory provisions referred to above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of February 29, 2012 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded US$100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Office 1 The Falls Centre, Corner Great North and Webb, Northmead, Benoni 1522, Union of South Africa. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them..

    Name and Address                         Amount and Nature of      Percent
of Beneficial Owner            Office          Beneficial Owner       of Class
-------------------            ------          ----------------       --------
John Storey                 Director, CEO,                0               0%
                            President

Graeme Hardie               Chairman of          78,750,000(1)         70.0% (1)
210 Rutgers Place           the Board and
Nutley, New Jersey 07110    a Director,
                            Secretary,
                            Treasurer

Bruce Dunnington            COO                           0               0%

Depassez Investments Ltd    --                   78,750,000 (1)        70.0% (1)

All Officers and Directors
 as a group (3 Persons)                          78,750,000 (1)        70.0% (1)

----------
(1) Depassez Investments Ltd is a Seychelles corporation and holds these shares. Mr. Hardie owns all of the shares of Depassez Investments Ltd and accordingly, is the indirect owner of these shares.

The Company does not have any change of control or retirement arrangements with its executive officers.

CHANGES IN CONTROL

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended, February 29, 2012, we acquired our present business from Graeme Hardie for 78,500,000 shares of our common stock as reported on our Current Report on Form 8-K, dated December 7, 2011, as amended.

DIRECTOR INDEPENDENCE

We do not believe that any of our directors is considered "independent" under Rule 400(a)(15) of the National Association of Securities Dealers listing standards due to their share ownership or employment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for the year ended February 29, 2012 in the Company's Form 10-K and reviews of the financial statements included in the Company's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was US$31,400 to Silberstein Ungar, PLLC, our current independent registered public accounting firm.

TAX COMPLIANCE SERVICES

PRE-APPROVAL OF ALL SERVICES FROM THE INDEPENDENT AUDITORS

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

     -    approved by our audit committee; or
     - entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee, however our board of directors acts as the audit committee, established pre-approval policies and procedures as to the particular service which do not include delegation of the audit committee's responsibilities to management. Our board of directors pre-approves all services provided by our independent auditors and is informed of each service.

No other services were received or paid for to/by the Independent Auditor

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.                        Description
-----------                        -----------

3.1 Articles of Incorporation, incorporated by reference to like numbered exhibit filed with the Registrant's registration statement on Form S-1 filed March 11, 2010.

3.2 Articles of Amendment, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed March 30, 202.

3.2 By -Laws, incorporated by reference to like numbered exhibit filed with the Registrant's registration statement on Form S-1 filed March 11, 2010.

10.1 Loan Agreement between Civiwize (proprietary) Limited (in the process of changing its name to EARN-A-CAR ASSETS 1 (PROPRIETARY) LIMITED) and ABSA BANK LIMITED, dated May 29, 2012, incorporated by like number exhibit to the Registrant's Current Report on Form 8-K, dated May 29, 2012.

14.1 Code of Ethics, incorporated by reference to like numbered exhibit filed with the Registrant's amendment No. 1 to the Current Report on Form 8-K, dated December 7, 2011.

22.1 Subsidiaries; Subsidiaries; 100 % owned by Earn-a-Car Pty Ltd, Civiwize (proprietary) Limited (in the process of changing its name to EARN-A-CAR ASSETS 1 (PROPRIETARY) LIMITED), a South African corporation and Earn-A-Car (PTY), LTD., a South African corporation.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*          Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* To be provided by amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EARN-A-CAR, INC.


June 13, 2012                      By: /s/ John Storey
                                       ----------------------------------------
                                       John Storey
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ Bruce Dunnington
                                       ----------------------------------------
                                       Bruce Dunnington
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                        Date
       ---------                          -----                        ----


/s/ Graeme Hardie            Chairman of the Board and a Director  June 13, 2012
-------------------------


/s/ John Storey              CEO and a Director                    June 13, 2012
-------------------------
John Storey

                                EARN-A-CAR, INC.

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheets as of February 29, 2012 and February 28, 2011                 F-2

Statements of Operations for the years ended February 29, 2012 and
 February 28, 2011                                                           F-3

Statements of Other Comprehensive Income for the years ended
 February 29, 2012 and February 28, 2011                                     F-4

Statement of Stockholders' Equity as of February 29, 2012                    F-5

Statements of Cash Flows for the years ended February 29, 2012 and
 February 28, 2011                                                           F-6

Notes to the Financial Statements                                            F-7

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Earn-A-Car, Inc.
Benoni, South Africa

We have audited the accompanying balance sheets of Earn-A-Car, Inc. (formerly Victoria Internet Services, Inc.) as of February 29, 2012 and February 29, 2011, and the related statements of operations, other comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earn-A-Car, Inc. (formerly Victoria Internet services, Inc.) as of February 29, 2012 and February 28, 2011, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Silberstein Ungar, PLLC
------------------------------------------
Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 24, 2012

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                                 BALANCE SHEETS
                     FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

                                                                   February 29,         February 28,
                                                                       2012                 2011
                                                                    ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  171,354           $   69,480
  Receivables, net                                                      99,721               38,961
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                   271,075              108,441
                                                                    ----------           ----------
Property and equipment, net                                             14,242                9,607
                                                                    ----------           ----------
Revenue-earning vehicles, net                                        2,982,060            2,363,832
                                                                    ----------           ----------
OTHER ASSETS
  Loans to shareholders                                                      0               13,169
  Loan receivable                                                       15,312               16,682
                                                                    ----------           ----------
TOTAL OTHER ASSETS                                                      15,312               29,851
                                                                    ----------           ----------

TOTAL ASSETS                                                        $3,282,689           $2,511,731
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                  $  292,447           $  220,402
  Accrued expenses                                                      51,747               21,032
  Current portion of leases payable                                    593,533              398,908
  Current portion of loans payable                                     152,243              201,162
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                            1,089,970              841,504
                                                                    ----------           ----------
LONG-TERM DEBT
  Loans from shareholders                                                1,000               97,878
  Leases payable                                                       741,582              241,474
  Loans payable                                                        726,808              898,840
                                                                    ----------           ----------
TOTAL LONG-TERM DEBT                                                 1,469,390            1,238,192
                                                                    ----------           ----------
TOTAL LIABILITIES                                                    2,559,360            2,079,696
                                                                    ----------           ----------

STOCKHOLDERS' EQUITY
  Common stock, $0.0000001 par value, 250,000,000 shares
   authorized, 112,250,000 and 500 shares issued and
   outstanding, respectively                                                11                   60
  Additional paid in capital                                             5,423                    0
  Accumulated other comprehensive (loss)                               (35,278)              (5,792)
  Retained earnings                                                    753,173              437,767
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                             723,329              432,035
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $3,282,689           $2,511,731
                                                                    ==========           ==========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

                                                        For the               For the
                                                       year ended            year ended
                                                      February 29,          February 28,
                                                          2012                  2011
                                                      ------------          ------------
REVENUES
  Vehicle rentals                                     $  2,518,631          $  2,124,939
  Other                                                     11,273                12,667
                                                      ------------          ------------
TOTAL REVENUES                                           2,529,904             2,137,606
                                                      ------------          ------------
EXPENSES
  Direct vehicle and operating                             943,823             1,068,370
  Vehicle depreciation and lease charges                   516,119               204,303
  Selling, general and administrative                      537,333               370,474
  Interest expense                                         218,903                93,894
                                                      ------------          ------------
TOTAL EXPENSES                                           2,216,178             1,737,041
                                                      ------------          ------------
Operating Income                                           313,726               400,565

OTHER INCOME
  Interest income                                            1,680                   155
                                                      ------------          ------------
Net Income Before Provision for Income Taxes               315,406               400,720
Provision for Income Taxes                                       0                     0
                                                      ------------          ------------

NET INCOME                                            $    315,406          $    400,720
                                                      ============          ============

EARNINGS PER SHARE                                    $       0.01          $   1,335.73
                                                      ============          ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              41,435,997                   300
                                                      ============          ============


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                 STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
           FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

                                                        For the              For the
                                                       year ended           year ended
                                                      February 29,         February 28,
                                                          2012                 2011
                                                       ----------           ----------
NET INCOME                                             $  315,406           $  400,720
                                                       ----------           ----------
FOREIGN CURRENCY TRANSLATION
  Change in cumulative translation adjustment             (29,486)               6,073
                                                       ----------           ----------

TOTAL                                                  $  (29,486)          $    6,073
                                                       ==========           ==========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF FEBRUARY 29, 2012

                                                                             Accumulated
                                                                                Other
                                             Common stock                   Comprehensive    Retained
                                         ---------------------     Paid in     Income        Earnings
                                         Shares         Amount     Capital     (Loss)        (Deficit)         Total
                                         ------         ------     -------     ------        ---------         -----
Balance February 28, 2009                      100      $  10      $   --     $ 29,931       $(229,369)      $(199,428)

(Loss) on currency translation                  --         --          --      (41,796)             --         (41,796)

Net earnings                                    --         --          --           --         266,416         266,416
                                      ------------      -----      ------     --------       ---------       ---------
Balance February 28, 2010                      100         10          --      (11,865)         37,047          25,192

Common stock issued for cash at par            400         50          --           --              --              50

Gain on currency translation                    --         --          --        6,073              --           6,073

Net earnings                                    --         --          --           --         400,720         400,720
                                      ------------      -----      ------     --------       ---------       ---------
Balance, February 28, 2011                     500         60          --       (5,792)        437,767         432,035

(Loss) on currency translation                  --         --          --      (29,486)             --         (29,486)

Reorganization adjustment              233,749,500        (35)      5,409           --              --           5,374

Cancellation of stock-former CEO      (121,500,000)       (14)         14           --              --              --

Net income                                      --         --          --           --         315,406         315,406
                                      ------------      -----      ------     --------       ---------       ---------

Balance, February 29, 2012             112,250,000      $  11      $5,423     $(35,278)      $ 753,173       $ 723,329
                                      ============      =====      ======     ========       =========       =========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

                                                                         For the                 For the
                                                                        year ended             year ended
                                                                       February 29,           February 28,
                                                                           2012                   2011
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income and other comprehensive income                            $    315,406           $    400,720
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Change in cumulative translation adjustment                            (29,486)                 6,073
     Depreciation                                                           522,591                206,757
     Net losses from disposition of revenue-earning vehicles                 69,010                 66,386
  Change in Assets and Liabilities:
     (Increase) decrease in receivables                                     (60,760)                16,386
     Increase (decrease) in accounts payables                                72,045                (72,382)
     Increase (decrease) in accrued expenses                                 30,715                  5,626
                                                                       ------------           ------------
           CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                      919,521                629,566
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Revenue-earning vehicles:
    Purchases                                                            (1,203,065)              (445,636)
    Proceeds from sales                                                           0                      0
  Property, equipment and software:
    Purchases                                                               (11,401)               (10,396)
    Proceeds from sales                                                           0                      0
    Loans extended                                                           14,540                (16,682)
                                                                       ------------           ------------
           CASH FLOWS (USED) BY INVESTING ACTIVITIES                     (1,199,926)              (472,714)
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                              0                     50
  Additional paid in capital, due to merger                                   5,374
  Proceeds from (Payments on) leases payable (net)                          694,734                (52,963)
  Proceeds from (Payments on) loans payable (net)                          (220,950)               181,657
  Proceeds from (Payments on) shareholder loans (net)                       (96,879)              (247,390)
                                                                       ------------           ------------
           CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES               382,279               (118,646)
                                                                       ------------           ------------
Net Increase in Cash and Cash Equivalents                                   101,874                 38,206
Cash, beginning of period                                                    69,480                 31,274
                                                                       ------------           ------------

CASH, END OF PERIOD                                                    $    171,354           $     69,480
                                                                       ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                               $    218,903           $     93,894
                                                                       ============           ============
  Cash paid for income taxes                                           $          0           $          0
                                                                       ============           ============


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Earn-A-Car, Inc. (formerly Victoria Internet Services, Inc.) was incorporated in the State of Nevada on October 9, 2009. The company was organized to operate as an online tax preparation service in the North American market. On December 7, 2011, prior to commencing those operations, the company has opted to change its business focus to the daily rental of vehicles in the South African market.

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

On February 10, 2012 the Company filed an amendment with the Secretary of State for Nevada to gain permission to change its name from Victoria Internet Services, Inc. to Earn-A-Car, Inc. In conjunction with the name change the Company also filed to have a new symbol on the Over The Counter Bulletin Board (OTCBB). As of March 8, 2012 the Company no longer is listed with the symbol VRIS, and is now listed on the OTCBB as EACR.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At February 29, 2012 and February 28, 2011 the Company had $171,354 and $69,480 in cash and cash equivalents, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability. As of February 29, 2012 and February 28, 2011 the Company had $264,189 and $317,313 in impaired receivables, respectively. The allowance for these impaired receivables was $164,295 and $17,210 for 2012 and 2011 respectively.

FINANCING ISSUE COSTS - Financing issue costs related to vehicle debt are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING COSTS - Advertising costs are primarily expensed as incurred. During the years ended February 29, 2012 and February 28, 2011, the Company incurred advertising expense of $16,494 and $17,492, respectively.

INCOME TAXES - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at February 29, 2012.

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

2. REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

                                             February 29,          February 28,
                                                 2012                  2011
                                             ------------          ------------
Revenue-earning vehicles                     $  4,028,709          $  3,081,754
Less accumulated depreciation                  (1,046,649)             (717,922)
                                             ------------          ------------

                                             $  2,982,060          $  2,363,832
                                             ============          ============

Rent expense for vehicles leased under operating leases was $0 and $0 for the years ending February 29, 2012 and February 28, 2011, respectively, and is included in vehicle depreciation and lease charges, net.

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                              February 29,         February 28,
                                                 2012                  2011
                                             ------------          ------------
Computer equipment                           $     17,757          $      9,385
Computer software                                   5,649                 3,192
                                             ------------          ------------
                                                   23,406                12,577
Less accumulated depreciation                      (9,164)               (2,970)
                                             ------------          ------------

                                             $     14,242          $      9,607
                                             ============          ============

During 2012 and 2011, the Company recorded no provisions for the impairment of assets.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


4. LOANS RECEIVABLE

At February 29, 2012, the Company has no loans receivable from shareholders. At February 28, 2011, the Company has a loan receivable from a shareholder.

At February 29, 2012 and February 28, 2011, the Company has a receivable due under a settlement agreement with a former employee with a balance of $15,312 and $16,682, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of about $425; the payments began in March, 2011.

5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                    February 29,    February 28,
                                                       2012            2011
                                                    ----------      ----------
Loan payable - individual - unsecured,
 interest bearing, no fixed repayment terms         $   26,546      $   27,804

Loan payable - individual - unsecured,
 interest bearing, no fixed repayment terms             66,366          69,510

Loan payable - individual - unsecured,
 interest bearing, no fixed repayment terms             90,257          95,229

Loan payable - individual - unsecured,
 interest bearing, no fixed repayment terms            104,373         110,013

Loan payable - other - unsecured,
 interest bearing, no fixed repayment terms            252,488         596,284

Loan payable - Jay & Jayendra (Pty) Ltd.
 Secured by company vehicles, bearing an
 interest rate of the prime rate, payable
 within 12 months                                      159,278         166,824

Loan payable - other - unsecured, 2% per
 month interest, repayable within 60 days
 after year end, subject to default immediate
 repayment stipulation                                 119,458              --

Loan payable - other - unsecured, interest
 bearing, no fixed repayment terms                      60,285          34,338
                                                    ----------      ----------
Total                                               $  879,051      $1,100,002
                                                    ----------      ----------
Current portion of loans payable                       152,243         201,162
                                                    ----------      ----------

Long-term portion of loans payable                  $  726,808      $  898,840
                                                    ==========      ==========

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


5. DEBT AND OTHER OBLIGATIONS (CONTINUED)

Expected maturities of debt and other obligations outstanding at February 29, 2012 are as follows:

                                     Loan Amounts    Lease Amounts      Total
                                      ----------      ----------     ----------
Year ending February 28, 2013         $  152,243      $  593,533     $  745,776
Year ending February 28, 2014                 --         437,418        437,418
Year ending February 28, 2015                 --         276,398        276,398
Year ending February 28, 2016                 --          27,766         27,766
Year ending February 28, 2017                 --              --             --
Thereafter                               726,808              --        726,808
                                      ----------      ----------     ----------

Total                                 $  879,051      $1,335,115     $2,214,166
                                      ==========      ==========     ==========

Installment sales and lease contracts are secured by installment sales and finance lease agreements over revenue generating vehicles, having 2012 carrying values of $546,796 and 1,624,501 respectively and 2011 carrying values of $734,113 and $819,998 respectively. These installment sales and lease contracts are repayable in monthly installments for 2012 of $15,443 and $58,647 respectively and 2011 monthly installments of $21,046 and $21,725 respectively.

6. PROVISION FOR INCOME TAXES

The Company has no obligation for any federal or state income taxes in the United States. Further, no provision has been made for taxes in South Africa for 2012 nor 2011 because the taxable losses and loss carryovers exceed the income in those years.

7. EQUITY

On November 14, 2011 the Company filed a certificate of amendment to the articles of incorporation which caused a 50 for 1 forward common stock split and an increase in authorized common shares to 250,000,000.

On January 19, 2012 the Company cancelled 121,500,000 shares of common stock that were held by Leon Golden, the former owner of Victoria Internet Services, Inc.

As of February 29, 2012 and February 28, 2011 there were 112,250,000 and 500 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of February 29, 2012 and February 28, 2011 there were no (0) shares outstanding.

8. COMMITMENTS AND CONTINGENCIES OPERATING LEASES

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

Expenses incurred under operating leases for the period were as follows:

                                                February 29,        February 28,
                                                   2012                 2011
                                                 --------             --------
OPERATING LEASES:
  Premises                                       $ 13,872             $ 46,283
  Motor vehicles                                       --               16,465
                                                 --------             --------

                                                 $ 13,872             $ 62,748
                                                 ========             ========

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2012


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:


     February 28, 2013                             $13,872
     February 28, 2014                             $13,872
     February 28, 2015                             $13,872
     February 29, 2016                             $13,872
     February 28, 2017                             $13,872


At February 29, 2012, the Company had no outstanding vehicle purchase commitments over the next twelve months.

9.     RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                                 February 29,      February 28,
                                                    2012              2011
                                                  --------          --------
Loans payable to shareholders:
  Cobalt Capital (Pty) Ltd.                       $      0          $ 26,174
  G. Yannakopoulos                                       0            71,704
  G. Hardie                                          1,000
                                                  --------          --------

Total loans payable to related parties            $  1,000          $ 97,878
                                                  ========          ========

Loans receivable from shareholders
  Cobalt Capital (Pty) Ltd.                       $      0          $      0
  M. DuPlessis                                           0            13,169
  G. Yannakopoulos                                       0                 0
                                                  --------          --------
Total loans receivable from related parties       $      0          $ 13,169
                                                  ========          ========

Compensation paid to directors
  M. DuPlessis                                      52,482            52,697
  G. Yannakopoulos                                  52,482            52,697
                                                  --------          --------

                                                  $104,964          $105,394
                                                  ========          ========

10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 29, 2012 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.