Form 10-Q
period 2012-05-31
Earn-A-Car Inc.
filed 2012-07-13
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission File No. 333 - 165391


                                EARN-A-CAR, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

       Office 1 The Falls Centre, Corner Great North and Webb, Northmead,
                            Benoni 1522, South Africa
                    (Address of principal executive offices)

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

The number of shares outstanding of each of the issuer's common stock, as of June 27, 2012 was 112,250,000

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                           BALANCE SHEETS (unaudited)
                       MAY 31, 2012 AND FEBRUARY 29, 2012

                                                                      May 31, 2012        February 29, 2012
                                                                      ------------        -----------------
                                     ASSETS
Current Assets
  Cash and cash equivalents                                           $    103,005           $    171,354
  Receivables, net                                                          23,097                 99,721
                                                                      ------------           ------------
Total Current Assets                                                       126,102                271,075
                                                                      ------------           ------------

Property and equipment, net                                                 15,704                 14,242
                                                                      ------------           ------------
Revenue-earning vehicles, net                                            2,673,766              2,982,060
                                                                      ------------           ------------
Other Assets
  Loans to shareholders                                                          0                      0
  Loan receivable                                                           14,063                 15,312
                                                                      ------------           ------------
Total Other Assets                                                          14,063                 15,312
                                                                      ------------           ------------

TOTAL ASSETS                                                          $  2,829,635           $  3,282,689
                                                                      ============           ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Current Liabilities
  Accounts payable                                                    $    202,386           $    292,447
  Accrued expenses                                                          60,757                 51,747
  Current portion of leases payable                                        530,881                593,533
  Current portion of loans payable                                         142,639                152,243
                                                                      ------------           ------------
Total Current Liabilities                                                  936,663              1,089,970
                                                                      ------------           ------------
Long-term Debt
  Loans from shareholders                                                        0                  1,000
  Leases payable                                                           633,306                741,582
  Loans payable                                                            575,503                726,808
                                                                      ------------           ------------
Total Long-term Debt                                                     1,208,809              1,469,390
                                                                      ------------           ------------
Total Liabilities                                                        2,145,472              2,559,360
                                                                      ------------           ------------
Stockholders' Equity
  Common stock, $0.0000001 par value, 250,000,000 shares
   authorized, 112,250,000 and 112,250,000 shares issued and
   outstanding, respectively                                                    11                     11
  Additional paid in capital                                                 5,423                  5,423
  Accumulated other comprehensive (loss)                                  (128,153)               (35,278)
  Retained earnings                                                        806,882                753,173
                                                                      ------------           ------------
Total Stockholders' Equity                                                 684,163                723,329
                                                                      ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,829,635           $  3,282,689
                                                                      ============           ============

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                      STATEMENTS OF OPERATIONS (unaudited)
            FOR THE THREE MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011

                                                      For the three         For the three
                                                      months ended          months ended
                                                      May 31, 2012          May 31, 2011
                                                      ------------          ------------
Revenues
  Vehicle rentals                                     $    656,091          $    597,031
  Other                                                      1,936                15,820
                                                      ------------          ------------
Total Revenues                                             658,027               612,851
                                                      ------------          ------------
Expenses
  Direct vehicle and operating                             254,877               274,714
  Vehicle depreciation and lease charges                   174,924               138,810
  Selling, general and administrative                      110,350               104,463
  Interest expense                                          64,226                36,092
                                                      ------------          ------------
Total Expenses                                             604,377               554,078
                                                      ------------          ------------

Operating Income                                            53,650                58,773

Other Income
  Interest income                                                0                     0
  Gain on sale of fixed assets                                  59
                                                      ------------          ------------
                                                                59                     0

Net Income Before Provision for Income Taxes                53,709                58,773

Provision for Income Taxes                                       0                     0
                                                      ------------          ------------

Net Income                                            $     53,709          $     58,773
                                                      ============          ============

Earnings per Share                                    $       0.00                  0.00
                                                      ============          ============

Weighted Average Common Shares Outstanding             112,250,000           112,250,000
                                                      ============          ============


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
           STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited)
            FOR THE THREE MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011

                                                      For the three        For the three
                                                      months ended         months ended
                                                      May 31, 2012         May 31, 2011
                                                      ------------         ------------
Net Income                                             $   53,709           $   58,773
                                                       ----------           ----------
Foreign Currency Translation
  Change in cumulative translation adjustment             (92,875)              16,176
                                                       ----------           ----------

Total                                                  $  (92,875)          $   16,176
                                                       ==========           ==========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                               AS OF MAY 31, 2012

                                                                              Accumulated
                                             Common stock                        Other          Retained
                                       --------------------      Paid in     Comprehensive      Earnings
                                       Shares        Amount      Capital     Income (Loss)      (Deficit)       Total
                                       ------        ------      -------     -------------      ---------       -----
Balance February 28, 2009                   100     $    10      $    --      $   29,931       $(229,369)     $(199,428)

Gain (loss) on currency
 translation                                 --          --           --         (41,796)             --        (41,796)

Net earnings                                 --          --           --              --         266,416        266,416
                                    -----------     -------      -------      ----------       ---------      ---------
Balance February 28, 2010                   100          10           --         (11,865)         37,047         25,192

Common stock issued for
 cash at par                                400          50           --              --              --             50

Gain on currency translation                 --          --           --           6,073              --          6,073

Net earnings                                 --          --           --              --         400,720        400,720
                                    -----------     -------      -------      ----------       ---------      ---------
Balance, February 28, 2011                  500          60           --          (5,792)        437,767        432,035

(Loss) on currency translation               --          --           --         (29,486)             --        (29,486)

Reorganization adjustment           233,749,500         (35)       5,409              --              --          5,374

Cancellation of stock-former
 CEO                               (121,500,000)        (14)          14              --              --             --

Net income                                   --          --           --              --         315,406        315,406
                                    -----------     -------      -------      ----------       ---------      ---------
Balance, February 29, 2012          112,250,000          11        5,423         (35,278)        753,173        723,329

(Loss) on currency translation               --          --           --         (92,875)             --        (92,875)

Net income                                   --          --           --              --          53,709         53,709
                                    -----------     -------      -------      ----------       ---------      ---------

Balance, May 31, 2012               112,250,000     $    11      $ 5,423      $ (128,153)      $ 806,882      $ 684,163
                                    ===========     =======      =======      ==========       =========      =========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011

                                                                       For the three        For the three
                                                                       months ended         months ended
                                                                       May 31, 2012         May 31, 2011
                                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $   53,709           $   58,773
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Change in cumulative translation adjustment                           (92,875)              16,176
     Depreciation                                                          174,924              138,810
     Net (income) loss from disposition of revenue-earning vehicles            (59)              20,237
  Change in Assets and Liabilities:
     (Increase) decrease in receivables                                     76,624               38,961
     Increase (decrease) in accounts payables                              (90,061)             (20,361)
     Increase (decrease) in accrued expenses                                 9,010                  877
                                                                        ----------           ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                131,272              253,473
                                                                        ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Revenue-earning vehicles:
    Purchases                                                             (188,405)            (272,190)
    Proceeds from sales                                                    321,834                    0
  Property, equipment and software:
    Purchases                                                               (1,463)              (1,563)
    Proceeds from sales                                                          0                    0
    Loans extended                                                           1,249                 (218)
                                                                        ----------           ----------
CASH FLOWS PROVIDED USED) BY INVESTING ACTIVITIES                          133,215             (273,971)
                                                                        ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                             0                    0
  Additional paid in capital, due to merger                                      0                    0
  Proceeds from (Payments on) leases payable (net)                        (170,928)             101,728
  Proceeds from (Payments on) loans payable (net)                         (160,908)              43,527
  Proceeds from (Payments on) shareholder loans (net)                       (1,000)            (132,456)
                                                                        ----------           ----------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                        (332,836)              12,799
                                                                        ----------           ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                (68,349)              (7,699)
  Cash, beginning of period                                                171,354               69,480
                                                                        ----------           ----------
  Cash, end of period                                                   $  103,005           $   61,781
                                                                        ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                $   64,226           $   36,092
                                                                        ==========           ==========
  Cash paid for income taxes                                            $        0           $        0
                                                                        ==========           ==========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2012

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At May 31, 2012 and February 29, 2012 the Company had $103,005 and $171,354 in cash and cash equivalents, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability. As of May 31, 2012 and February 29, 2012 the Company had $0 and $264,189 in impaired receivables, respectively. The allowance for these impaired receivables was $164,295 for fiscal year ended February 29, 2012.

FINANCING ISSUE COSTS - Financing issue costs related to vehicle debt are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2012

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

ADVERTISING COSTS - Advertising costs are primarily expensed as incurred. During the three months ended May 31, 2012 and May 31, 2011, the Company incurred advertising expense of $4,822 and $2,755, respectively.

INCOME TAXES - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2012

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at May 31, 2012. Earnings per share and weighted average shares outstanding as of May 31, 2011 have been adjusted in these financial statements to reflect the November 14, 2011 stock split.

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

2. REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

                                         May 31, 2012         February 29, 2012
                                         ------------         -----------------
Revenue-earning vehicles                  $ 3,879,794            $ 4,028,709
Less accumulated depreciation              (1,206,028)            (1,046,649)
                                          -----------            -----------
                                          $ 2,673,766            $ 2,982,060
                                          ===========            ===========

Rent expense for vehicles leased under operating leases was $0 and $0 for the three months ending May 31, 2012 and May 31, 2011, respectively, and is included in vehicle depreciation and lease charges, net.

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                         May 31, 2012         February 29, 2012
                                         ------------         -----------------
Computer equipment                        $    18,853            $    17,757
Computer software                               5,061                  5,649
                                          -----------            -----------
                                               23,914                 23,406
Less accumulated depreciation                  (8,210)                (9,164)
                                          -----------            -----------
                                          $    15,704            $    14,242
                                          ===========            ===========

During the three months ended May 31, 2012 and 2011, the Company recorded no provisions for the impairment of assets.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2012

4. LOANS RECEIVABLE

At May 31, 2012 and February 29, 2012, the Company has no loans receivable from shareholders.

At May 31, 2012 and February 29, 2012, the Company has a receivable due under a settlement agreement with a former employee with a balance of $14,063 and $15,312, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of about $425; the payments began in March, 2011.

5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                                  May 31, 2012      February 29, 2012
                                                                  ------------      -----------------
Loan payable - individual - unsecured, interest bearing,          $   23,782          $   26,546
 no fixed repayment terms

Loan payable - individual - unsecured, interest bearing,
 no fixed repayment terms                                              59,454              66,366

Loan payable - individual - unsecured, interest bearing,
 no fixed repayment terms                                              79,074              90,257

Loan payable - individual - unsecured, interest bearing,
 no fixed repayment terms                                              91,720             104,373

Loan payable - other - unsecured, interest bearing, no
 fixed repayment terms                                                181,009             252,488

Loan payable - Jay & Jayendra (Pty) Ltd. Secured by
 company vehicles, bearing an interest rate of the prime
 rate, payable within 12 months.                                      112,963             159,278

Loan payable - other - unsecured, 2% per month interest,
 repayable within 60 days after year end, subject to
 default immediate repayment stipulation                              113,269             119,458

Loan payable - other - unsecured, interest bearing, no
 fixed repayment terms                                                 56,871              60,285
                                                                   ----------          ----------
Total                                                              $  718,142          $  879,051

Current portion of loans payable                                      142,639             152,243
                                                                   ----------          ----------

Long-term portion of loans payable                                 $  575,503          $  726,808
                                                                   ==========          ==========

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2012

5. DEBT AND OTHER OBLIGATIONS (CONTINUED)

Expected maturities of debt and other obligations outstanding at May 31, 2012 are as follows:

                                  Loan Amounts     Lease Amounts        Total
                                  ------------     -------------        -----
Year ending February 28, 2013      $  142,639       $  530,881       $  673,520
Year ending February 28, 2014              --          392,128          392,128
Year ending February 28, 2015              --          223,743          223,743
Year ending February 28, 2016              --           17,435           17,435
Year ending February 28, 2017              --               --               --
Thereafter                            575,503               --          575,503
                                   ----------       ----------       ----------
      Total                        $  718,142       $1,164,187       $1,882,329
                                   ==========       ==========       ==========

Installment sales and lease contracts are secured by installment sales and finance lease agreements over revenue generating vehicles, having 2012 carrying values of $489,852 and 1,455,325 respectively. These installment sales and lease contracts are repayable in monthly installments for 2012 of $13,835 and $52,539 respectively.

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

As of May 31, 2012 and February 29, 2012 there were 112,250,000 and 112,250,000 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of May 31, 2012 and February 29, 2012 there were no (0) shares outstanding.

8. COMMITMENTS AND CONTINGENCIES OPERATING LEASES

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

Expenses incurred under operating leases for the period were as follows:

                                         May 31, 2012            May 31, 2011
                                         ------------            ------------
Operating leases:
  Premises                                 $  7,747                $  6,616
  Motor vehicles                                 --                   7,103
                                           --------                --------
                                           $  7,747                $ 13,719
                                           ========                ========

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2012

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:

          May 31, 2013                     $30,988
          May 31, 2014                     $30,988
          May 31, 2015                     $30,988
          May 31, 2016                     $30,988
          May 31, 2017                     $30,988

At May 31, 2012, the Company had no outstanding vehicle purchase commitments over the next twelve months.

9. RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                         May 31, 2012         February 29, 2012
                                         ------------         -----------------

Loans payable to shareholders:
  G. Hardie                               $        0              $    1,000
                                          ----------              ----------
Total loans payable to related parties    $        0              $    1,000
                                          ==========              ==========
Loans receivable from shareholders
  None                                    $        0              $        0

Compensation paid to directors
  G. Hardie                                    3,333                       0
                                          ----------              ----------
                                          $    3,333              $        0
                                          ==========              ==========

10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2012 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS

OVERVIEW

Our plan of operation for 2013 is to continue to expand our business to meet demand for our services. In June 2012 we completed a US$3m capital market raise which has permitted repayment of approximately US$1,2m in existing debt, freeing it up to be reused in the future and allow us to increase the number of vehicles under rental by at least 200 cars, with a further 200 from our revolving facilities. Management believes that the resulting increase in rental and other income from the increase in our fleet size should be realized over the next 2 quarters.

QUARTER ENDED MAY 31, 2012 V. QUARTER ENDED MAY 31, 2011

Revenues increased from $597,031 in Q1 of FY 2012 to $656,150 in Q1 of FY 2013 an increase of $59,119 or 10 %. Our operating expenses went from $554,078 in Q1 of FY 2012 to $604,377 in Q1 of FY 2013 an increase of $50,299 or 9%. Expenses rose largely as a consequence of the reorganisation and becoming a public company and not operational costs. As a result of increases in expense exceeding increases in revenue, net income declined from $58,773 in Q1 of FY 2012 to $53,709 in Q1 of FY 2013. With the additional credit facility raised management believes that EAC will be able to grow revenue at a greater pace in the two next quarters as the new funding is utilised and the new vehicles are rented out. Our internal operating data for June 2012 confirms this belief.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $126,102 at May 31, 2012. The bulk of our assets are $2,673,766 in revenue earning vehicles. We believe that our business will grow substantially over the next two quarters as a result of the completion of the credit facility of USD$ 3m and an increase in the limit on the AVIS revolving facility to USD$ 1,600,000. Management believes this should increase revenues and profits. Management does not expect to have to dilute the 112,500,000 issued shares in the near future. Instead we intend to continue to make use of asset based financing to grow our fleet of rental cars.

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

As of May 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Report.

Exhibit
Number                        Exhibit Description
------                        -------------------

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

Dated: July 13, 2012

                       Earn-A-Car, Inc.


                       By: /s/ John C Storey
                           -----------------------------------------------------
                           John C Storey
                           Chief Executive Officer (Principal Executive Officer)


                       By: /s/ Bruce J Dunnington
                           -----------------------------------------------------
                           Bruce J Dunnington
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)