Form 10-Q
period 2012-08-31
Earn-A-Car Inc.
filed 2012-10-15
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                         Commission File No. 333-165391


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
   -------------------------                               -----------------
            None                                                 NA

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

The number of shares outstanding of each of the issuer's common stock, as of August 31, 2012 was 112,250,000

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                           BALANCE SHEETS (unaudited)
                      AUGUST 31, 2012 AND FEBRUARY 29, 2012

                                                                    August 31,          February 29,
                                                                       2012                 2012
                                                                    ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $1,063,690           $  171,354
  Receivables, net                                                     188,984               99,721
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                           1,252,674              271,075
                                                                    ----------           ----------
Property and equipment, net                                             23,915               14,242
                                                                    ----------           ----------
Revenue-earning vehicles, net                                        3,893,515            2,982,060
                                                                    ----------           ----------
OTHER ASSETS
  Loans to shareholders                                                      0                    0
  Loan receivable                                                       14,319               15,312
                                                                    ----------           ----------
      TOTAL OTHER ASSETS                                                14,319               15,312
                                                                    ----------           ----------

      TOTAL ASSETS                                                  $5,184,423           $3,282,689
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                  $  313,137           $  292,447
  Accrued expenses                                                      49,023               51,747
  Current portion of leases payable                                    234,561              593,533
  Current portion of loans payable                                     658,241              152,243
                                                                    ----------           ----------
      TOTAL CURRENT LIABILITIES                                      1,254,962            1,089,970
                                                                    ----------           ----------
LONG-TERM DEBT
  Loans from shareholders                                                    0                1,000
  Leases payable                                                       243,878              741,582
  Loans payable                                                      2,684,101              726,808
                                                                    ----------           ----------
      TOTAL LONG-TERM DEBT                                           2,927,979            1,469,390
                                                                    ----------           ----------
      TOTAL LIABILITIES                                              4,182,941            2,559,360
                                                                    ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock, $0.0000001 par value,
   250,000,000 shares authorized, 112,250,000 and 112,250,000
   shares issued and outstanding, respectively                              11                   11
  Additional paid in capital                                             5,423                5,423
  Accumulated other comprehensive (loss)                              (144,472)             (35,278)
  Retained earnings                                                  1,140,520              753,173
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                     1,001,482              723,329
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $5,184,423           $3,282,689
                                                                    ==========           ==========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                      STATEMENTS OF OPERATIONS (unaudited)
     FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

                                                   For the           For the             For the           For the
                                                 Three Months      Three Months         Six Months        Six Months
                                                    Ended             Ended               Ended             Ended
                                                  August 31,        August 31,         August 31,         August 31,
                                                     2012              2011               2012               2011
                                                 ------------      ------------       ------------       ------------
REVENUES
  Vehicle rentals                                $  1,097,212      $    632,729       $  1,753,362       $  1,229,760
  Other                                                 1,452            (9,220)             3,388              6,600
                                                 ------------      ------------       ------------       ------------
TOTAL REVENUES                                      1,098,664           623,509          1,756,750          1,236,360
                                                 ------------      ------------       ------------       ------------
EXPENSES
  Direct vehicle and operating                        440,631           235,150            695,508            509,864
  Vehicle depreciation and lease charges              205,753           157,743            380,677            296,553
  Selling, general and administrative                  28,658            94,063            139,008            198,525
  Interest expense                                    109,719            41,520            173,945             77,612
                                                 ------------      ------------       ------------       ------------
TOTAL EXPENSES                                        784,761           528,476          1,389,138          1,082,554
                                                 ------------      ------------       ------------       ------------
Operating Income                                      313,903            95,033            367,612            153,806

OTHER INCOME
  Interest income                                      18,888                 1             18,888                  1
  Gain on asset disposal                                  847                 0                847                  0
                                                 ------------      ------------       ------------       ------------
Net Income Before Provision for Income Taxes          333,638            95,034            387,347            153,807
Provision for Income Taxes                                  0                 0                  0                  0
                                                 ------------      ------------       ------------       ------------

Net Income                                       $    333,638      $     95,034       $    387,347       $    153,807
                                                 ============      ============       ============       ============

Earnings per Share                               $       0.00             $0.00       $       0.00       $       0.00
                                                 ============      ============       ============       ============
Weighted Average Common Shares
 Outstanding                                      112,250,000       112,250,000        112,250,000        112,250,000
                                                 ============      ============       ============       ============


                See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
           STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited)
     FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

                                                 For the         For the          For the          For the
                                               Three Months    Three Months      Six Months       Six Months
                                                  Ended           Ended            Ended            Ended
                                                August 31,      August 31,       August 31,       August 31,
                                                   2012            2011             2012             2011
                                                ----------      ----------       ----------       ----------
NET INCOME                                      $  333,638      $   95,034       $  387,347       $  153,807
                                                ----------      ----------       ----------       ----------
FOREIGN CURRENCY TRANSLATION
 Change incumulative translation adjustment        (16,319)        (12,436)        (109,194)           3,740
                                                ----------      ----------       ----------       ----------

TOTAL                                           $  (16,319)     $  (12,436)      $ (109,194)      $    3,740
                                                ==========      ==========       ==========       ==========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                              AS OF AUGUST 31, 2012

                                                                              Accumulated
                                           Common stock                          Other          Retained
                                       --------------------      Paid in     Comprehensive      Earnings
                                       Shares        Amount      Capital     Income (Loss)      (Deficit)         Total
                                       ------        ------      -------     -------------      ---------         -----
Balance February 28, 2009                   100     $    10      $    --      $   29,931       $ (229,369)     $ (199,428)

(Loss) on currency
 translation                                 --          --           --         (41,796)              --         (41,796)

Net earnings                                 --          --           --              --          266,416         266,416
                                    -----------     -------      -------      ----------       ----------      ----------
Balance February 28, 2010                   100          10           --         (11,865)          37,047          25,192

Common stock issued for
 cash at par                                400          50           --              --               --              50

Gain on currency translation                 --          --           --           6,073               --           6,073

Net earnings                                 --          --           --              --          400,720         400,720
                                    -----------     -------      -------      ----------       ----------      ----------
Balance, February 28, 2011                  500          60           --          (5,792)         437,767         432,035

(Loss) on currency translation               --          --           --         (29,486)              --         (29,486)

Reorganization adjustment           233,749,500         (35)       5,409              --               --           5,374

Cancellation of stock-former
 CEO                               (121,500,000)        (14)          14              --               --              --

Net income                                   --          --           --              --          315,406         315,406
                                    -----------     -------      -------      ----------       ----------      ----------
Balance, February 29, 2012          112,250,000          11        5,423         (35,278)         753,173         723,329

(Loss) on currency translation               --          --           --        (109,194)              --        (109,194)

Net income                                   --          --           --              --          387,347         387,347
                                    -----------     -------      -------      ----------       ----------      ----------

Balance, August 31, 2012            112,250,000     $    11      $ 5,423      $ (144,472)      $1,140,520      $1,001,482
                                    ===========     =======      =======      ==========       ==========      ==========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                      STATEMENTS OF CASH FLOWS (unaudited)
          FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

                                                                         For the                For the
                                                                        Six Months             Six Months
                                                                          Ended                  Ended
                                                                        August 31,             August 31,
                                                                           2012                   2011
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $    387,347           $    153,807
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Change in cumulative translation adjustment                           (109,194)                 3,740
     Depreciation                                                           380,677                296,553
     Net losses from disposition of revenue-earning vehicles                   (847)                20,076
  Change in Assets and Liabilities:
     (Increase) decrease in receivables                                     (89,263)               (33,216)
     Increase (decrease) in accounts payables                                20,690                 16,422
     Increase (decrease) in accrued expenses                                 (2,724)               (21,032)
                                                                       ------------           ------------
           CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                      586,686                436,350
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Revenue-earning vehicles:
    Purchases                                                            (1,333,720)              (550,489)
    Proceeds from sales                                                      42,435                      0
  Property, equipment and software:
    Purchases                                                                (9,673)                (2,728)
    Proceeds from sales                                                           0                      0
    Loans (extended) collected                                                  993               (130,285)
                                                                       ------------           ------------
           CASH FLOWS PROVIDED USED) BY INVESTING ACTIVITIES             (1,299,965)              (683,502)
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                              0                      0
  Additional paid in capital, due to merger                                       0                      0
  Proceeds from (Payments on) leases payable (net)                         (856,676)               375,095
  Proceeds from (Payments on) loans payable (net)                         2,463,291                 21,278
  Proceeds from (Payments on) shareholder loans (net)                        (1,000)               (97,879)
                                                                       ------------           ------------
           CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES             1,605,615                298,494
                                                                       ------------           ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                 892,336                 51,342
  Cash, beginning of period                                                 171,354                 69,480
                                                                       ------------           ------------

  Cash, end of period                                                  $  1,063,690           $    120,822
                                                                       ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                               $     64,226           $     77,612
                                                                       ============           ============
  Cash paid for income taxes                                           $          0           $          0
                                                                       ============           ============


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2012


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

EARN-A-CAR ASSETS (PTY) LTD. - The wholly owned subsidiary was incorporated in South Africa on August 8, 2011 under the name Civiwize (Pty) Ltd.. Currently the name is in the process of being changed to Earn-A-Car Assets (Pty) Ltd. This company operates as the holding company for all vehicles purchased using specific bank funding and will lease those vehicles solely to the parent company.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At August 31, 2012 and February 29, 2012 the Company had $1,063,690 and $171,354 in cash and cash equivalents, respectively.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2012


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability. As of August 31, 2012 and February 29, 2012 the Company had $14,218 and $264,189 in impaired receivables, respectively. The allowance for these impaired receivables was $164,295 for fiscal year ended February 29, 2012.

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

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2012


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION - Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers.

ADVERTISING COSTS - Advertising costs are primarily expensed as incurred. During the three months ended August 31, 2012 and August 31, 2011, the Company incurred advertising expense of $34,615 and $5,801, respectively.

INCOME TAXES - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at August 31, 2012. Earnings per share and weighted average shares outstanding as of August 31, 2011 have been adjusted in these financial statements to reflect the November 14, 2011 stock split.

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

2. REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

                                           August 31, 2012     February 29, 2012
                                           ---------------     -----------------
Revenue-earning vehicles                     $ 5,124,198         $ 4,028,709
Less accumulated depreciation                 (1,230,683)         (1,046,649)
                                             -----------         -----------

                                             $ 3,893,515         $ 2,982,060
                                             ===========         ===========

Rent expense for vehicles leased under operating leases was $0 and $8,144 for the six months ending August 31, 2012 and August 31, 2011, respectively, and is included in vehicle depreciation and lease charges, net.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2012


3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                           August 31, 2012     February 29, 2012
                                           ---------------     -----------------
Computer equipment                            $ 27,059             $ 17,757
Computer software                                5,043                5,649
                                              --------             --------
                                                32,102               23,406
Less accumulated depreciation                   (8,187)              (9,164)
                                              --------             --------

                                              $ 23,915             $ 14,242
                                              ========             ========

During the six months ended August 31, 2012 and 2011, the Company recorded no provisions for the impairment of assets.

4. LOANS RECEIVABLE

At August 31, 2012 and February 29, 2012, the Company has a receivable due under a settlement agreement with a former employee with a balance of $14,319 and $15,312, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of about $425; the payments began in March, 2011.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2012


5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                                  August 31, 2012    February 29, 2012
                                                                  ---------------    -----------------
Loan payable - individual - unsecured, interest bearing,           $   23,716          $   26,546
 no fixed repayment terms

Loan payable - individual - unsecured, interest bearing,
 no fixed repayment terms                                              11,858                  --

Loan payable - individual - unsecured, interest bearing,
 no fixed repayment terms                                              59,289              66,366

Loan payable - individual - unsecured, interest bearing,
 no fixed repayment terms                                              65,218              90,257

Loan payable - individual - unsecured, interest bearing,
 no fixed repayment terms                                              77,531             104,373

Loan payable - other - unsecured, interest bearing, no
 fixed repayment terms                                                 83,504             252,488

Loan payable - bank- Secured by company vehicles, bearing
 an interest rate of JIBAR plus 5% per annum, payable in
 quarterly installments beginning 9/30/12                           2,964,439                  --

Loan payable - Jay & Jayendra (Pty) Ltd. Secured by
 company vehicles, bearing an interest rate of the prime
 rate, payable within 12 months                                            --             159,278

Loan payable - other - unsecured, 2% per month interest,
 repayable within 60 days after year end, subject to
 default immediate repayment stipulation                                   --             119,458

Loan payable - other - unsecured, interest bearing, no
 fixed repayment terms                                                 56,787              60,285
                                                                   ----------          ----------
Total                                                              $3,342,342          $  879,051
                                                                   ----------          ----------
Current portion of loans payable                                      658,241             152,243
                                                                   ----------          ----------

Long-term portion of loans payable                                 $2,684,101          $  726,808
                                                                   ==========          ==========

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2012


5. DEBT AND OTHER OBLIGATIONS (CONTINUED)

Expected maturities of debt and other obligations outstanding at August 31, 2012 are as follows:

                                    Loan Amounts        Lease Amounts           Total
                                    ------------        -------------           -----
Year ending August 31, 2013          $  658,241          $  234,561          $  892,802
Year ending August 31, 2014             987,362             161,735           1,149,097
Year ending August 31, 2015             987,362              68,975           1,056,337
Year ending August 31, 2016             263,954              13,168             277,122
Year ending August 31, 2017                  --                  --                  --
Thereafter                              445,423                  --                  --
                                     ----------          ----------          ----------

Total                                $3,342,342          $  478,439          $3,375,358
                                     ==========          ==========          ==========

Installment sales and lease contracts are secured by installment sales and finance lease agreements over revenue generating vehicles, having 2012 carrying values of $419,505 and 1,263,394 respectively. These installment sales and lease contracts are repayable in monthly installments for 2012 of $17,422 and $4,502 respectively.

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

As of August 31, 2012 and February 29, 2012 there were 112,250,000 and 112,250,000 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of August 31, 2012 and February 29, 2012 there were no (0) shares outstanding.

8. COMMITMENTS AND CONTINGENCIES OPERATING LEASES

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

Expenses incurred under operating leases for the period were as follows:

                                            August 31, 2012      August 31, 2011
                                            ---------------      ---------------
Operating leases:
  Premises                                     $28,507              $ 6,487
  Motor vehicles                                    --                6,965
                                               -------              -------

                                               $28,507              $13,452
                                               =======              =======

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2012


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:

                        August 31, 2013          $28,507
                        August 31, 2014          $28,507
                        August 31, 2015          $28,507
                        August 31, 2016          $28,507
                        August 31, 2017          $28,507


At August 31, 2012, the Company had no outstanding vehicle purchase commitments over the next twelve months.

9. RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                           August 31, 2012     February 29, 2012
                                           ---------------     -----------------
Loans payable to shareholders:
  G. Hardie                                    $    0                $1,000
                                               ------                ------

Total loans payable to related parties         $    0                $1,000
                                               ======                ======

Compensation paid to directors
  G. Hardie                                    $4,000                $    0
                                               ------                ------
                                               $4,000                $    0
                                               ======                ======

10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2012 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS

OVERVIEW

Our plan of operation for 2013 is to continue to expand our business to meet demand for our services. Following our successful fund raise, we have purchased an additional 133 vehicles in this quarter. The fleet size at the end of the quarter was 577 vehicles (2012 05: 444) of which 449 were rented out (2012 05:
377). The additional vehicles has substantially increased our annuity and revenues and has increased NIAT by nearly 6 times confirming our ROI's. Management believe the increase in fleet size will increase income over the next few quarters and expect to increase the fleet my at least another 100 cars by year-end.

Our current funding lines as previously announced will allow us to continue to grow revenue in the next quarter as further vehicles are purchased and rented out.

QUARTER ENDED AUGUST 31, 2012 V. QUARTER ENDED AUGUST 31, 2011

Revenues increased from $1,229,760 in Q2 of FY 2012 to $1,753,362 in Q2 of FY 2013 an increase of $523,602 or 42 %. Our operating expenses went from $1,082,554 in Q2 of FY 2012 to $1,389,138 in Q2 of FY 2013 an increase of
$306,584 or 28%. Expenses rose largely as a consequence of the direct costs related to the purchasing of vehicles. Net income increased from $153,806 in Q2 of FY 2012 to $387,347 in Q2 of FY 2013. We expect the growth in costs to slow significantly next quarter as most of the costs necessary to manage our new growth trajectory are now in place.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $1,252,674 at August 31, 2012. The bulk of our assets are $3,893,515 in revenue earning vehicles. We have utilised most of the credit facility of USD$ 3m. We will now begin to use the AVIS revolving facility to USD$ 1,600,000. Management believes this will increase revenues and profits as the new cars get rented out. Management does not expect to have to dilute the 112,500,000 issued shares in the near future. Instead we intend to continue to make use of asset based financing to grow our fleet of rental cars. We will be looking to raise further debt of approximately $8m for more cars for the 2013 calendar year. The funders we have approached have expressed their interest and we are confident that we can reach this target but there are no guarantees.

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

As of August 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Not Applicable

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2012.

Earn-A-Car, Inc.


By: /s/ John Storey
    ------------------------------------
    John C Storey
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/ Bruce J Dunnington
    ------------------------------------
    Bruce J Dunnington
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer)