Form 10-Q
period 2012-11-30
Earn-A-Car Inc.
filed 2013-01-11
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2012

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

The number of shares outstanding of each of the issuer's common stock, as of January 8, 2013 was 112,250,000

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                           BALANCE SHEETS (unaudited)
                     NOVEMBER 30, 2012 AND FEBRUARY 29, 2012

                                                                     November 30,           February 29,
                                                                         2012                   2012
                                                                     ------------           ------------
                               ASSETS

Current Assets
  Cash and cash equivalents                                          $    791,103           $    171,354
  Receivables, net                                                        591,533                 99,721
                                                                     ------------           ------------
Total Current Assets                                                    1,382,636                271,075
                                                                     ------------           ------------

Property and equipment, net                                                27,368                 14,242
                                                                     ------------           ------------
Revenue-earning vehicles, net                                           4,408,459              2,982,060
                                                                     ------------           ------------
Other Assets
  Loans to shareholders                                                         0                      0
  Loan receivable                                                          18,032                 15,312
                                                                     ------------           ------------
Total Other Assets                                                         18,032                 15,312
                                                                     ------------           ------------

TOTAL ASSETS                                                         $  5,836,495           $  3,282,689
                                                                     ============           ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts payable                                                   $    329,326           $    292,447
  Accrued expenses                                                         17,100                 51,747
  Current portion of leases payable                                       453,116                593,533
  Current portion of loans payable                                        710,736                152,243
                                                                     ------------           ------------
Total Current Liabilities                                               1,510,278              1,089,970
                                                                     ------------           ------------
Long-term Debt
  Loans from shareholders                                                       0                  1,000
  Leases payable                                                          762,324                741,582
  Loans payable                                                         2,361,753                726,808
                                                                     ------------           ------------
Total Long-term Debt                                                    3,124,077              1,469,390
                                                                     ------------           ------------
Total Liabilities                                                       4,634,355              2,559,360
                                                                     ------------           ------------
Stockholders' Equity
  Common stock, $0.0000001 par value, 250,000,000 shares
   authorized, 112,250,000 and 112,250,000 shares issued
   and outstanding, respectively                                               11                     11
  Additional paid in capital                                                5,423                  5,423
  Accumulated other comprehensive (loss)                                 (201,296)               (35,278)
  Retained earnings                                                     1,398,002                753,173
                                                                     ------------           ------------
Total Stockholders' Equity                                              1,202,140                723,329
                                                                     ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,836,495           $  3,282,689
                                                                     ============           ============

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (formerly Victoria Internet Services, Inc.)
                      STATEMENTS OF OPERATIONS (unaudited)
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

                                              For the            For the            For the            For the
                                            three months       three months       nine months        nine months
                                               ended              ended              ended              ended
                                            November 30,       November 30,       November 30,       November 30,
                                                2012               2011               2012               2011
                                            ------------       ------------       ------------       ------------
Revenues
  Vehicle rentals                           $  1,049,340       $    640,583       $  2,802,702       $  1,870,343
  Other                                            2,076              1,979              5,464              8,579
                                            ------------       ------------       ------------       ------------
Total Revenues                                 1,051,416            642,562          2,808,166          1,878,922
                                            ------------       ------------       ------------       ------------
Expenses
  Direct vehicle and operating                   277,377            203,293            972,885            713,157
  Vehicle depreciation and lease charges         284,613            155,913            665,290            452,466
  Selling, general and administrative            142,857            107,486            355,374            306,011
  Interest expense                                85,411             58,587            185,847            136,199
                                            ------------       ------------       ------------       ------------
Total Expenses                                   790,258            525,279          2,179,296          1,607,833
                                            ------------       ------------       ------------       ------------
Operating Income                                 261,158            117,283            628,770            271,089
                                            ------------       ------------       ------------       ------------
Other Income (Expense)
  Interest income                                  2,380                 47             21,268                 48
  Gain / (loss) from asset disposal               (6,056)                 0             (5,209)                 0
                                            ------------       ------------       ------------       ------------

Total other income (expense)                      (3,676)                47             16,059                 48
                                            ------------       ------------       ------------       ------------
Net Income Before Provision for
 Income Taxes                                    257,482            117,330            644,829            271,137

Provision for Income Taxes                             0                  0                  0                  0
                                            ------------       ------------       ------------       ------------

Net Income                                  $    257,482       $    117,330       $    644,829       $    271,137
                                            ============       ============       ============       ============

Earnings per Share                          $       0.00       $       0.00       $       0.01       $       0.01
                                            ============       ============       ============       ============
Weighted Average Common Shares
 Outstanding                                 112,250,000         44,951,923        112,250,000         18,003,000
                                            ============       ============       ============       ============

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
           STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited)
   FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

                                          For the          For the          For the          For the
                                        three months     three months     nine months      nine months
                                           ended            ended            ended            ended
                                        November 30,     November 30,     November 30,     November 30,
                                            2012             2011             2012             2011
                                         ----------       ----------       ----------       ----------

Net Income                               $  257,482       $  117,330       $  644,829       $  271,137
                                         ----------       ----------       ----------       ----------
Foreign Currency Translation
  Change in cumulative translation
   adjustment                               (56,824)         (98,358)        (166,018)         (94,618)
                                         ----------       ----------       ----------       ----------

Total                                    $  (56,824)      $  (98,358)      $ (166,018)      $  (94,618)
                                         ==========       ==========       ==========       ==========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                             AS OF NOVEMBER 30, 2012

                                                                            Accumulated
                                         Common stock                          Other          Retained
                                     --------------------      Paid in     Comprehensive      Earnings
                                     Shares        Amount      Capital     Income (Loss)      (Deficit)         Total
                                     ------        ------      -------     -------------      ---------         -----
Balance February 28, 2009                 100     $    10      $    --      $   29,931       $ (229,369)     $ (199,428)

(Loss) on currency
 translation                               --          --           --         (41,796)              --         (41,796)

Net earnings                               --          --           --              --          266,416         266,416
                                  -----------     -------      -------      ----------       ----------      ----------
Balance February 28, 2010                 100          10           --         (11,865)          37,047          25,192

Common stock issued for
 cash at par                              400          50           --              --               --              50

Gain on currency translation               --          --           --           6,073               --           6,073

Net earnings                               --          --           --              --          400,720         400,720
                                  -----------     -------      -------      ----------       ----------      ----------
Balance, February 28, 2011                500          60           --          (5,792)         437,767         432,035

(Loss) on currency translation             --          --           --         (29,486)              --         (29,486)

Reorganization adjustment         233,749,500         (35)       5,409              --               --           5,374

Cancellation of stock-former
 CEO                             (121,500,000)        (14)          14              --               --              --

Net income                                 --          --           --              --          315,406         315,406
                                  -----------     -------      -------      ----------       ----------      ----------
Balance, February 29, 2012        112,250,000          11        5,423         (35,278)         753,173         723,329

(Loss) on currency translation             --          --           --        (166,018)              --        (166,018)

Net income                                 --          --           --              --          644,829         644,829
                                  -----------     -------      -------      ----------       ----------      ----------

Balance, November 30, 2012        112,250,000     $    11      $ 5,423      $ (201,296)      $1,398,002      $1,202,140
                                  ===========     =======      =======      ==========       ==========      ==========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                      STATEMENTS OF CASH FLOWS (unaudited)
        FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

                                                                           For the                For the
                                                                         nine months            nine months
                                                                            ended                  ended
                                                                         November 30,           November 30,
                                                                             2012                   2011
                                                                         ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income and other comprehensive income                              $    644,829           $    271,137
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Change in cumulative translation adjustment                             (166,018)               (94,618)
     Depreciation                                                             665,290                452,466
     Net (Gain) losses from disposition of revenue-earning vehicles             5,209                 17,569
  Change in Assets and Liabilities:
     (Increase) decrease in receivables                                      (491,812)                (2,330)
     Increase (decrease) in accounts payables                                  36,879                (46,554)
     Increase (decrease) in accrued expenses                                  (34,647)                  (844)
                                                                         ------------           ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                   659,730                596,826
                                                                         ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Revenue-earning vehicles:
    Purchases                                                              (2,137,593)              (610,280)
    Proceeds from sales                                                        40,695                      0
  Property, equipment and software:
    Purchases                                                                 (13,126)                (1,108)
    Loans (extended) collected                                                 (2,720)              (175,344)
                                                                         ------------           ------------
CASH FLOWS PROVIDED USED) BY INVESTING ACTIVITIES                          (2,112,744)              (786,732)
                                                                         ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (Payments on) leases payable (net)                           (119,675)               471,943
  Proceeds from (Payments on) loans payable (net)                           2,193,438                (89,022)
  Proceeds from (Payments on) shareholder loans (net)                          (1,000)               (97,879)
                                                                         ------------           ------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                          2,072,763                285,042
                                                                         ------------           ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                   619,749                 95,136
  Cash, beginning of period                                                   171,354                 69,480
                                                                         ------------           ------------

  Cash, end of period                                                    $    791,103           $    164,616
                                                                         ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                 $    185,847           $    136,199
                                                                         ============           ============
  Cash paid for income taxes                                             $          0           $          0
                                                                         ============           ============

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


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

Earn-A-Car Assets (Pty) LTD. - The wholly owned subsidiary was incorporated in South Africa on August 8, 2011 under the name Civiwize (Pty) Ltd. Currently the name is in the process of being changed to Earn-A-Car Assets (Pty) Ltd. This company operates as the holding company for all vehicles purchased using specific bank funding and will lease those vehicles solely to the parent company.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At November 30, 2012 and February 29, 2012 the Company had $791,103 and $171,354 in cash and cash equivalents, respectively.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability. As at November 30, 2012 and February 29, 2012 the Company had $228,627 and $264,189 in impaired receivables, respectively. The allowance for these impaired receivables was $164,295 for fiscal year ended February 29, 2012.

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

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition - Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers. We also charge upfront administrative fees, which are non-refundable and fully earned at inception of the rental period, and which are recorded as income at the start of the rental period which is month to month.

Advertising Costs - Advertising costs are primarily expensed as incurred. During the nine months ended November 30, 2012 and November 30, 2011, the Company incurred advertising expense of $66,802 and $9,714, respectively.

Income Taxes - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at November 30, 2012. Earnings per share and weighted average shares outstanding as of November 30, 2011 have been adjusted in these financial statements to reflect the November 14, 2011 stock split.

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

2. REVENUE-EARNING VEHICLES
Revenue-earning vehicles consist of the following:

                                             November 30,          February 29,
                                                 2012                  2012
                                             ------------          ------------
Revenue-earning vehicles                     $  5,675,646          $  4,028,709
Less accumulated depreciation                  (1,267,187)           (1,046,649)
                                             ------------          ------------
                                             $  4,408,459          $  2,982,060
                                             ============          ============

Rent expense for vehicles leased under operating leases was $0 and $0 for the nine months ending November 30, 2012 and November 30, 2011, respectively, and is included in vehicle depreciation and lease charges, net.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                             November 30,          February 29,
                                                 2012                  2012
                                             ------------          ------------

Computer equipment                           $     30,379          $     17,757
Computer software                                   4,840                 5,649
                                             ------------          ------------
                                                   35,219                23,406
Less accumulated depreciation                      (7,851)               (9,164)
                                             ------------          ------------
                                             $     27,368          $     14,242
                                             ============          ============

During the nine months ended November 30, 2012 and 2011, the Company recorded no provisions for the impairment of assets.

4. LOANS RECEIVABLE

At November 30, 2012 and February 29, 2012, the Company has a receivable due under a settlement agreement with a former employee with a balance of $18,032 and $15,312, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of about $425; the payments began in March, 2011.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                                   November 30,        February 29,
                                                                      2012                2012
                                                                   ----------          ----------
Loan payable - individual - unsecured, interest bearing,           $   22,744          $   26,546
no fixed repayment terms

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                               11,372                  --

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                               56,859              66,366

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                               43,781              90,257

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                               71,795             104,373

Loan payable - other - unsecured, interest bearing, no
fixed repayment terms                                                 204,317             252,488

Loan payable - bank- Secured by company vehicles, bearing
an interest rate of JIBAR plus 5% per annum,
payable in quarterly installments beginning 9/30/12                 2,606,034                  --

Loan payable - Jay & Jayendra (Pty) Ltd. Secured by
company vehicles, bearing an interest rate of the prime
rate, payable within 12 months                                             --             159,278

Loan payable - other - unsecured, 2% per month interest,
repayable within 60 days after year end, subject to
default immediate repayment stipulation                                    --             119,458

Loan payable - other - unsecured, interest bearing, no
fixed repayment terms                                                  28,087              60,285

Loan payable- other- from EAC Inc per trial balance PBC                27,500                   0
                                                                   ----------          ----------
Total                                                              $3,072,489          $  879,051

Current portion of loans payable                                      710,736             152,243
                                                                   ----------          ----------

Long-term portion of loans payable                                 $2,361,753          $  726,808
                                                                   ==========          ==========

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


5. DEBT AND OTHER OBLIGATIONS (continued)

Expected maturities of debt and other obligations outstanding at November 30, 2012 are as follows:

                                      Loan Amounts       Lease Amounts            Total
                                      ------------       -------------         ----------
Year ending November 30, 2013          $  710,736          $  453,116          $1,163,852
Year ending November 30, 2014             975,147             362,987           1,338,134
Year ending November 30, 2015             947,648             291,215           1,238,863
Year ending November 30, 2016                  --             108,122             108,122
Year ending November 30, 2017                  --                  --                  --
Thereafter                                438,958                  --             438,958
                                       ----------          ----------          ----------
      Total                            $3,072,489          $1,215,440          $4,287,929
                                       ==========          ==========          ==========

Installment sales and lease contracts are secured by installment sales and finance lease agreements over revenue generating vehicles, having 2012 carrying values of $1,961,559 and $370,640 respectively. These installment sales and lease contracts are repayable in monthly installments for 2012 of $16,704 and $1,115 respectively.

6. PROVISION FOR INCOME TAXES

The Company has no obligation for any federal or state income taxes in the United States. Further, no provision has been made for taxes in South Africa, which has a corporate income tax rate of 28%, for the years ended February 29, 2012 and February 28, 2011 because the taxable losses and loss carryovers exceed the income in those years. At February 29, 2012 and February 28, 2011, respectively, the Company had net losses of approximately $379,175 and $431,567 available in South Africa that can be carried forward to offset future taxable income. Due to the uncertainty of future taxable income, the Company has recorded a valuation allowance of 100% of the deferred tax asset, so that our deferred tax asset at both November 30, 2012 and February 29, 2012 was $0.

7. EQUITY

On November 14, 2011 the Company filed a certificate of amendment to the articles of incorporation which caused a 50 for 1 forward common stock split and an increase in authorized common shares to 250,000,000.

On January 19, 2012 the Company cancelled 121,500,000 shares of common stock that were held by Leon Golden, the former owner of Victoria Internet Services, Inc.

As of November 30, 2012 and February 29, 2012 there were 112,250,000 and 112,250,000 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of November 30, 2012 and February 29, 2012 there were no (0) shares outstanding.

8. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


Expenses incurred under operating leases for the period were as follows:

                                              November 30,          February 29,
                                                 2012                  2012
                                               --------              --------
Operating leases:
  Premises                                     $ 45,108              $  6,487
  Motor vehicles                                     --                 6,965
                                               --------              --------
                                               $ 45,108              $ 13,452
                                               ========              ========

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:

November 30, 2013                     $65,633
November 30, 2014                     $65.633
November 30, 2015                     $65,633
November 30, 2016                     $65,633
November 30, 2017                     $65,633

At November 30, 2012, the Company had no outstanding vehicle purchase commitments over the next twelve months.

9. RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                              November 30,          February 29,
                                                 2012                  2012
                                               --------              --------

Loans payable to shareholders:
  Cobalt Capital (Pty) Ltd.                    $      0              $      0
  G. Yannakopoulos                                    0                     0
  G. Hardie                                           0                 1,000
                                               --------              --------
Total loans payable to related parties         $      0              $  1,000
                                               ========              ========
Loans receivable from shareholders
  Cobalt Capital (Pty) Ltd.                    $      0              $      0
  M. DuPlessis                                        0                     0
  G. Yannakopoulos                                    0                     0
                                               --------              --------
Total loans receivable from related parties    $      0              $      0
                                               ========              ========
Compensation paid to directors
   M. DuPlessis                                       0                52,482
   G. Yannakopoulos                                   0                52,482
                                               --------              --------
                                               $      0              $104,964
                                               ========              ========

                                EARN-A-CAR, INC.
                   (Formerly Victoria Internet Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2012


10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2012 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS

OVERVIEW

Our plan of operation for 2013 is to continue to expand our business to meet demand for our services. We have purchased an additional 81 vehicles in the last quarter and the fleet size at the end of the quarter was 636 vehicles (2012 08:
577) of which 553 were rented out (2012 08:460). The additional vehicles have substantially increased our annuity and revenues. Management believe the increase in fleet size will increase income over the next few quarters and expect to continue to regularly increase the fleet through 2013.

QUARTER ENDED NOVEMBER 30, 2012 V. QUARTER ENDED NOVEMBER 30, 2011

Revenues increased from $642,562 in Q3 of FY 2012 to $1,051,416 in Q3 of FY 2013 an increase of $408,854 or 64 %. Our operating expenses went from $525,279 in Q3 of FY 2012 to $790,258 in Q2 of FY 2013 an increase of $264,979 or 50%. Expenses rose largely as a consequence of the direct costs related to the purchasing of vehicles and the additional depreciation on vehicles due to the increased fleet size. Net income increased from $117,330 in Q3 of FY 2012 to $257,482 in Q3 of FY 2013. The company will seek additional funding in last quarter of 2013, to enable the company to continue to grow in the next year.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $1,382,636 at November 30, 2012. The bulk of our assets are $4,408,459 in revenue earning vehicles. We believe that our business will continue to grow over the next quarters as a result of additional fund raising over the last quarter of 2012 and in the beginning of 2013.

Management does not expect to have to dilute the 112,500,000 issued shares in the near future. Instead we intend to continue to make use of asset based financing to grow our fleet of rental cars.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue generating activities that give rise to significant assumptions or estimates. Our financial statements filed as part of our Current Report on Form 8-K, dated December 7, 2011; include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

As of November 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Not Applicable.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 11, 2013.

                                Earn-A-Car, Inc.


                                By: /s/ John Storey
                                    --------------------------------------------
                                    John C Storey
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Bruce J Dunnington
                                    --------------------------------------------
                                    Bruce J Dunnington
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)