Form 10-K
period 2013-02-28
Earn-A-Car Inc.
filed 2013-06-13
CIK 1486297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended February 28, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 11, 2013: US$472,500.

The number of shares of the registrant's common stock outstanding as of June 11, 2013: 112,500,000.

                        INDEX TO FORM 10-K ANNUAL REPORT

                                                                            Page
                                                                            ----
PART I

Item 1.     Business                                                          3

Item 1A.    Risk Factors                                                      7

Item 1B.    Unresolved Staff Comments                                        13

Item 2.     Properties                                                       13

Item 3.     Legal Proceedings                                                13

Item 4.     Mine Safety Disclosures                                          13

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                13

Item 6.     Selected Financial Data                                          14

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       20

Item 8.     Financial Statements and Supplementary Data                      20

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         20

Item 9A(T). Controls and Procedures                                          20

Item 9B.    Other Information                                                21

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance          22

Item 11.    Executive Compensation                                           24

Item 12.    Security Ownership of Certain  Beneficial Owners and Management
            and Related  Stockholder Matters                                 26

Item 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                     27

Item 14.    Principal Accounting Fees and Services                           27

PART IV

Item 15.    Exhibits and Financial Statement Schedules                       28

SIGNATURES                                                                   30

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

Under the Plan DPL acquired 78,500,000 shares of our common stock from Golden for US$150,000 and the balance of Golden's 205,000,000 shares were submitted to the transfer agent for cancellation and DPI contributed all of the shares of EAC to the Company so that EAC became a wholly owned subsidiary of the Company and the business of the Company is now the business of EAC. Mr. Golden also resigned as an officer and director of the Company and John C Storey ("Storey") and Hardie were elected our directors and Storey was appointed our CEO and President with Hardie being appointed our Chairman of the board. Also, Bruce J Dunnington became CFO of EAC. As a result of the Plan, there was a change in control of the company. Further, the company has decided to abandon its former business focused on tax preparation and will in future concentrate solely on the business of EAC.

BUSINESS OF EAC

EAC was incorporated in South Africa on July 2, 2005 as Easycars Rental and Sales (Pty) Ltd. It is primarily engaged in the business of the rental of vehicles to retail customers on a monthly basis through its leased premises in Johannesburg in the country of South Africa. On July 18, 2011, its name was changed to "Earn-A-Car (PTY) Ltd." to better reflect its business model and differentiate EAC from other car rental companies.

EAC's business strategy is to enter car rental agreements that allow the renter to return the car with one calendar months' notice. The key differentiator to a normal car rental is that it allows its customers to earn their car by providing customers with a cash back bonus on termination of the rental agreement for each month that the customer was in good standing with EAC. This cash back along with a significant up-front administration fee is calculated to allow EAC to guarantee sufficient cash to allow the customer to buy the car or a similar car of his choice from EAC at the end of approximately 4 years. EAC's vehicles are equipped with immobilizing and positioning devices to protect the company if rental payments are not current. EAC's business model is to rent to persons whose financial credit would not ordinarily allow them to finance the purchase of an automobile.

The business  owned 671 vehicles at the end of February,  2013  (February  2012:
435) and intends to grow this number significantly although there are no guarantees it will be able to do so.

EAC also sells pre-owned vehicles to retail customers through its same stores. This secondary activity is a result of our need to dispose of our older vehicles rather than a business activity in its own right.

EAC has no other material revenue earning businesses.

INDUSTRY OVERVIEW

2013 First quarter aggregate Industry new car sales at 113,971 units recorded an improvement of 3,286 units or 3.0% compared to the 110,685 new cars sold during the corresponding quarter of 2012. Aggregate Industry commercial vehicle sales during the first quarter of 2013 at 49,292 units recorded an increase of 3,304 units or a gain of 7.2% compared to the 45,988 units sold during the corresponding quarter of 2012.

With the exception of the heavy commercial sector, all sectors registered gains during the first quarter of 2013 compared to the corresponding quarter in 2012. (See National Association of Automobile Manufacturers of South Africa. See http://www.naamsa.co.za/papers/2013_1stquarter/NAAMSA%20QUARTERLY%20REVIEW%20%20
-%20%201ST%20QUARTER%202013.pdf).

More importantly to EAC, Nearly 50% of all credit rated South Africans are blacklisted at credit bureaus, an increase of nearly 27% over the last 4 years and are consequentially unable to access typical car finance (See http://www.ncr.org.za/index.php?option=com_content&view=article&id=42 and the
National Credit Regulator publications 2012 December publications http://www.ncr.org.za/publications/CBM%20Dec%202012.pdf).

This is the market that EAC is designed to service. We believe that we offer blacklisted car buyers with an opportunity to own a car that is not ordinarily available for persons with poor credit history. Currently the business is able to only able to supply 1/50 of its enquiries derived from marketing costs of approximately US$5,000 per month. Thus while vehicle sales have gone sideways, the number of customers in our niche remains substantial.

OUR BUSINESS MODEL

We rent cars on a basis where the customer may return the car to us at any time on one calendar months' notice. However, we charge significant administrative and rental fees at the inception of the rental (about 20% of the cost to ourselves of the car and a further approximately 5%, being the first months rental, which is payable in advance). This means that persons that rent cars from us, although under no legal obligation to do so, will generally be persons that have a genuine long term interest in acquiring the car.

Our cars are equipped with sophisticated vehicle tracking and immobilization technology so that when a customer does not pay the monthly rental or extras or does not comply with their contract we can immobilize the car until the arrears are paid, the contract is complied with or the car collected. In our history of renting out more than 400 cars for over 4 years, we have only lost 3 vehicles, these to professional car thieves, never to a client. The technology also allows us to monitor excessive speeding and harsh braking and confirm or refute some of the details of any alleged accident as reported by our clients.

What distinguishes us from other car rental companies is that for every completed calendar month that our customers rent a car from us they partly earn their car through our cash back per completed month program at a rate of approximately $40- $70 per month. This cash back amount is calculated by us to ensure that, when combined with our up-front administration fee, it is sufficient to equal the estimated carrying value of the vehicle at the end of the term stipulated in each client's contract (normally 4 years) at which point we are able to guarantee, through this calculation, sufficient cash to the client to purchase the car from ourselves at the expected market price at the end of the client's term. In our experience about 10% of our customers have taken possession of their cars pursuant to our loyalty scheme. 13 did so this financial year (Previous financial year: 3).

All of our customers who leave our service have their cash back portion credited to their account when they exit our services. Should they terminate the rental before the end of their agreed term EAC first uses the cash bonus to refurbish any damage on the car beyond fair wear and tear and will then pay the client the remaining bonus in cash. The up-front administration fee is only ever returned to the customer if the car is purchased by the customer. Else this fee is retained by EAC. About 200 customers who left our services this calendar year have benefitted from our cash back program.

Because we rent automobiles to customers rather than financing the purchase thereof, we believe that we are not subject to certain South African financial regulatory regimes that generally apply to the automobile finance industry. This allows us to keep our rental to own program competitive and allows us to get our vehicles back easily if non-payment occurs.

EAC sources its vehicles from auctions, corporate de-fleeting, private individuals and motor dealerships. It only buys pre-owned vehicles to avoid the new car premium (approximately 33%) and often buys 6 year old cars. (There is a steep reduction in the price of older cars as South African banks will not finance cars older than 5 years). The estimated cost to EAC to purchase a pre-owned vehicle is averages approximately $9,000 a car. The business currently owns 671 cars, almost all of them utilized in the rent to own program and intends to grow this number significantly although there is no guarantee that it will be able to do so.

Renters are allowed to drive 3,500km (about 2,200 miles) a month and thereafter pay an additional 15c a km (25c/mile) on any overage. The customers' credit rating is also improved while they rent a car from EAC as their payment record is provided to credit bureaus.

We believe that our model, which offers a path to car ownership for persons with compromised credit, has potential for significant growth however there is no guarantee that our model will do so. We are currently only able to service a very small fraction of the enquiries that we receive. This is due to the limited number of vehicles that we own presently. We receive about 2,000 queries a month. We are currently only able to supply about 60 cars a month (40 new and 20+ returned cars) with current resources being 1/30th of these enquiries. We would service a greater number of the enquiries we receive if we had greater capital resources to enlarge our rental fleet.

EAC also sells pre-owned vehicles to retail customers through its Benoni premises. This secondary activity is a result of our need to dispose of our older vehicles rather than a business activity in its own right and allows us to recoup at least the carrying value of older vehicles. Profits and revenues from this activity are not material. EAC currently only holds 3 of its cars for outright sale in this manner.

We operate our own repair and reconditioning facilities to refurbish our cars returned to us or pre-owned cars purchased by us prior to renting out. This allows us to better control the costs of such reconditioning of returned or purchased cars and believe this allows us significant savings. We have 6 mechanics, an auto-electrician and support staff.

COMPETITION

We compete with other car rental companies, car leasing companies and banks. However, we believe that our operations, which we believe are not subject to the Banks Act or the National Credit Act, allow us to operate with less direct competition in our market niche of persons with less than ideal credit histories who wish to acquire a car.

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

EMPLOYEES

As at year end we have 38 employees of whom 5 are executive, 6 are in sales 17 are clerical and 10 are engaged in automobile repairs. Our employees are not covered by a collective bargaining agreement and we consider our employee relations to be good. While we expect our business volumes to increase, we do not expect to have to increase staff significantly in the near future.

MARKETING

We market through Google on the internet, referrals and word of mouth. Total advertising expenditure is normally around US$4,000 per month. We also pay approximately US$60 to any person who provides us with a referral that result in a Lease. Our company website (www.earnacar.co.za) allows potential clients to register their interest online after which our sales staff makes contact. Our sales staff is incentivized with roughly 80% of remuneration being variable commission.

INSURANCE

We maintain comprehensive insurance on all cars but have an excess of R50,000 (about US$6,000). Our average car is worth US$8,000, so most of our cars are largely self insured. EAC covers the cost of repairs to its cars where a client has a bona fide accident. Should the accident be caused, for example, by speeding or driving under the influence, we attempt to recover the cost of the damage to our cars from our client and do not return the car to them when it has been repaired. Should the driver cause damage to another vehicle or individual, the driver is held responsible in South Africa, not EAC. Consequentially, there is no need for insurance for third party liability as may be imposed on owners of cars in accidents potentially in the USA. The costs to EAC of providing their clients with this comprehensive accident damage warrantee or self-insurance is less than US$60 per month, less than half what a vehicle insurer would charge.

INTERNET WEBSITE

We maintain a website at http://www.earnacar.co.za/ .

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

PLANS FOR ADDITIONAL FINANCING

As at February 2013, we had US$682,096 cash on hand. These cash resources are not sufficient for us to execute our expansion plan which entails an additional US$7million over the next two years.

On May 29 2012 we announced that we had successfully completed an approximately US$3.0 Million capital market raise which allowed us to settle the AVIS facility and other current debt of up to US$1.2 Million and acquire approximately 200 additional cars. This facility has been utilized and we are in the process of raising further capital. By the end of February we had re-used approximately $1.2 m in AVIS finance rentals.

At year end we had about $300k of finance facility left with AVIS who are currently reviewing our facility. We have requested a further $1.7m and expect to receive at least some of that additional financing shortly.

Earn-a-car is currently finalizing a 3 year $2.2m car finance deal with a mezzanine debt financier in South Africa. The term sheet has been agreed and the company hopes to be able to begin securing new cars with the facility in June 2012.

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

The Board has decided to constrain senior debt to 75% of total assets and will endeavor to ensure that senior debt interest will not exceed 40% of EBIT.

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

RISKS RELATED TO COMMON STOCK

THE LARGE NUMBER OF SHARES ELIGIBLE FOR IMMEDIATE AND FUTURE SALES MAY DEPRESS THE PRICE OF OUR STOCK.

As of February 28, 2013 we had 112,500,000 shares of common stock outstanding. 33,750,000 are "free trading" and may serve to overhang the market and depress the price of our common stock.

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

Our common stock trades on the FINRA OTCQB under the Symbol EACR. There has been a limited public market for our common stock and an active public market for our common stock may not develop. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

RISKS RELATED TO OUR SECURITIES

IF A LIQUID MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no liquid market for our common stock and no certainty that a liquid market will develop. While our common stock is quoted for trading on the OTC Bulletin Board, EACR, there has been limited trading of our common stock. Furthermore, we have initiated the process to have our stock become eligible for DTC deposit. Unless this is concluded successfully, of which we can give no assurance, broker dealers may be reluctant to accept our stock for deposit. This will further inhibit the development of a trading market. If a liquid market is not developed for our shares, it will be difficult for shareholders to sell their stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.PROPERTIES.

We currently rent our offices and workshop on a month to month basis at a cost of R24,000 (US$2,900) for our offices and R10,000 (US$1,200) per month for our repair facility. We expect to double this space as we grow if our business continues to grow and we enlarge our fleet of rented cars. We believe that suitable additional space is available in the vicinity of our present facilities at a reasonable cost.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been included in the FINRA OTCQB under the symbol "VRIS" since January 4, 2011 and under the symbol "EACR" since March 8, 2012. We are not aware of any trades or quotations prior to January 2012. During the quarter ended February 28, 2013, our shares traded at prices ranging from US$0.014 to $0.075

REPORTS TO SHAREHOLDERS

We plan to furnish our shareholders with an annual report for each fiscal year ended February 28 containing financial statements audited by our independent certified public accountants starting in 2015. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

HOLDERS

As of June 8, 2013, we had 75 shareholders of record and 112,500,000 common shares issued and outstanding. The number of holders includes the shareholders for whom shares are held in a "nominee" or "street" name.

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

FY ENDED 2/28/13 V. FY ENDED 2/29/12

REVENUES increased to US$3,498,352 in FY ended 2/28/13 from US$2,197,978 in the previous year, an increase of US$1,300,374 or 59.16%. Management believes that this rate of increase reflects the underlying demand for our services in the market, and the utilization of the funding raised. Revenues principally consist of gross vehicle rental fees and are related to the number and value of the vehicles being rented. The accounting policy for revenue was changed in 2013 to comply with US GAAP, The upfront non-refundable administration fee now been deferred over the average rental period. Simultaneously the company deferred direct, incremental selling costs related to the rental over the same average rental period. The deferred income for 2013 is US$569,876 (2012: U$324,449. The deferred incremental costs for 2103 are $67,283. (2012:US$75,571).

EXPENSES increased to US$3,001,825 in FY ended 2/28/13 compared to US$2,138,866 in FY ended 2/29/12, an increase of US$862,959 or 40.34%. Selling, general and administrative expenses increased from US$537,333 in FY ended 2/29/12 to US$949,260 in FY ended 2/28/13, an increase of US$411,927 or 76.66%. This increase in costs is as result of the increase in the size of the fleet and management believes they have sufficient capacity to significantly grow the fleet without increasing these costs substantially.

A change in estimate on the residual value of motor vehicles reduced the amount of depreciation for the year as compared to the previous year. The depreciation for 2013 was USD$511,799. The change in estimate did not have a material impact on the 2012 year end and the depreciation amount was unchanged at USD$516,119. The reason for the change in estimate was that the second hand vehicle market in South Africa has strengthened and the values of second hand vehicles had increased. In addition the company has been purchasing newer second hand models which have a longer life.

Interest  expense  increased  to  $US406,680  in FY ended  2/28/13  compared  to
US$218,903  in  FY  ended  2/29/2012.   Interest  increased  as  result  of  the
utilization of the funding raised.

NET INCOME

Net Income increased from US$60,792 in FY ended 2/29/12 to US$524,559 in FY ended 2/28/13. As we expand our vehicle rental fleet, increased revenues may be counterbalanced by the fact that vehicle depreciation is greatest in the early years of the lease.

Our 2013 accounts include a change in accounting policy necessitated due to the difference between our subsidiary reporting and US GAAP. The accounting policy for revenue recognition was changed. The upfront non-refundable administration fee has now been deferred over the average rental period of client contracts rather than taken in full. Simultaneously the company defers direct, incremental selling costs related to the rental over the same average rental period.

The net effect was to defer income of $502,593 into future years. Had this deferral not been made, current year earnings would have been US$778,274 and EPS US$0.007.

PLAN OF OPERATION AND LIQUIDITY

Our plan of operation for 2013 is to continue to expand our business to meet demand. We are currently in discussions that could realize $3.8m in new long term car finance debt. Should we raise the full quantum we will be able to grow our fleet by approximately 450 cars.

The board will continually seek additional financing opportunities which it believes are in the best interests of the Company and its shareholders. If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to operate our business at expanded levels which management believes would benefit shareholders. If we are able to arrange debt or equity financing it may be on terms that are not beneficial to our shareholders. Any financing that we do receive may dilute the interests of our current shareholders. Other than the AVIS US$0.3m which is available on a revolving basis and the term sheet for $2.2m (final contracts outstanding), we do not have any agreements with any financing source to obtain financing on any particular terms.

The Board has decided to constrain senior debt to 75% of total assets and will ensure that senior debt interest will not exceed 40% of EBIT.

We had cash and cash equivalents of US$682,096 as of February 28, 2013. We have funded and will continue to fund our activities primarily through car rental receipts and credit facilities.

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

Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers. The upfront administration fee is non-refundable. However the company defers its upfront administration fee income received at the inception of the rental contract over the average rental period. Simultaneously the company defers direct, incremental selling costs related to the rental of the vehicle over the same average rental period. This is a change in accounting policy and the new basis has been used to calculate revenue in 2013. The 2012 numbers have been restated to reflect the new policy.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended February 2013 or 2012.

FOREIGN CURRENCY TRANSLATION

The Company's functional currency is the South African Rand, however the translation into US dollars is the presentation bases of these financial statements. Foreign assets and liabilities are translated into US$ using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income or loss.

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

There were no potentially outstanding dilutive shares for the year ended February 28, 2013 or February 29, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended February 28, 2013 and February 29, 2012, and the reports thereon of Silberstein Ungar, PLLC, are included following the signature page.

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

As required by Rule 13a-15 under the Exchange  Act,  our  management,  including
John Storey, our chief executive officer and Bruce Dunnington our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, Messrs. Storey and Dunnington concluded that as of February 28, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 28, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by February 28, 2014.

ITEM 9B. OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the name, age and position of each of our directors and executive officers.

      Name                  Age                        Position
      ----                  ---                        --------

Graeme Thomas Hardie        68      Chairman of the Board, Director (since
                                    November 2011)

John Clifford Storey        51      President and CEO for the Company; Director,
                                    (since November 2011)

Bruce Dunnington            51      CFO for the Company; (since November 2011)

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

John Storey is a South African Chartered Accountant and Member of South African Chartered Institute of Accountants, Chartered member of the Institute of Bankers in South Africa, has a Master of Business Administration and Institute of Marketing Management Diploma

BRUCE DUNNINGTON: CFO

Bruce Dunnington has held the position of CFO of Earn-A-Car Inc. since December of 2011. Prior to that, Mr. Dunnington was the Managing Director of Automated Outsourcing Services Limited (South African company) a large, high volume administrator.

Bruce Dunnington holds the following professional certifications;  South African
Chartered   Accountant  and  Member  of  South  Africa  Institute  of  Chartered
Accountants, Fellow member of the Chartered Institute of Management Accountants

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

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer and other most highly compensated executive officers for fiscal 2012. The persons listed in the following Summary Compensation Table are referred to herein as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                    Non-Equity     Nonqualified
 Name and                                                           Incentive        Deferred
 Principal                                    Stock      Option        Plan        Compensation    All Other
 Position         Year  Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)  Compensation($) Totals($)
 --------         ----  ---------  --------  ---------  ---------  ---------------  -----------  --------------- ---------
John Storey       2012     [1]      6,787        0          0              0             0               0         6,787
President & CEO

Bruce Dunnington  2012     [1]      6,787        0          0              0             0               0         6,787
CFO

----------
[1] The officers of the company are currently considered "at-will" employees. The company has no compensation agreements with these officers; however simple compensation arrangements have been made and summarized as follows:

John Storey is currently under an arrangement to receive no compensation as President and CEO of the company. No other compensation arrangements have been made with Mr. Storey at this time. Mr. Storey is currently retained as a consultant, and acting President &CEO for the company. Mr Storey however was paid a nominal compensation of R60,000 (US$6,787) for the year. He has waived further compensation at this time

Bruce Dunnington is currently under an arrangement to receive no compensation as CFO of the company. No other compensation arrangements have been made with Mr. Dunnington at this time. Mr. Dunnington is currently retained as a consultant, and acting CFO for the company. Mr Dunnington however was paid a nominal compensation of R60,000 (US$6,787) for the year. He has waived further compensation at this time.

The President and CFO of the company have largely forgone salaries to an undetermined later date defined as some point in the future when the company is in better financial position to afford salary payments. The major shareholder (not EAC) has agreed to personally incentivize the President and CFO when the company meets certain milestones. This is expected to be agreed before the end of the next accounting period and will include options underwritten by the major shareholder (i.e. at no dilution or cost to other shareholders) and a modest salary from the Earn-a-Car (Pty) Ltd in South Africa. Compensation for any directors of EAC will not exceed the current US$2,000 a quarter.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for the year ended February 28, 2013 in the Company's Form 10-K and reviews of the financial statements included in the Company's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was US$37,425 to Silberstein Ungar, PLLC, our current independent registered public accounting firm.

TAX COMPLIANCE SERVICES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with tax return preparation were US$0.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

                                   EARN-A-CAR, INC.


June 13, 2013                      By: /s/ John Storey
                                       ----------------------------------------
                                       John Storey
                                       Chief Executive Officer
                                       (Principal Executive Officer)


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

       Signature                          Title                        Date
       ---------                          -----                        ----


/s/ Graeme Hardie            Chairman of the Board and a Director  June 13, 2013
-------------------------


/s/ John Storey              CEO and a Director                    June 13, 2013
-------------------------
John Storey

                                EARN-A-CAR, INC.

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                     F-1

Balance Sheets as of February 28, 2013 and February 29, 2012                F-2

Statements of Operations for the years ended
February 28, 2013 and February 29, 2012                                     F-3

Statements of Other Comprehensive Income (Loss)
for the years ended February 28, 2013 and February 29, 2012                 F-4

Statement of Stockholders' Equity as of
February 28, 2013                                                           F-5

Statements of Cash Flows for the years ended
February 28, 2013 and February 29, 2012                                     F-6

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Earn-A-Car, Inc.
Benoni, South Africa

We have audited the accompanying balance sheets of Earn-A-Car, Inc as of February 28, 2013 and February 29, 2012, and the related statements of operations, other comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earn-A-Car, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Silberstein Ungar, PLLC
-------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
June 12, 2013

                                EARN-A-CAR, INC.
                                 BALANCE SHEETS
                     FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

                                                                      February 28, 2013     February 29, 2012
                                                                      -----------------     -----------------
                                                                                               (Restated)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                              $   682,096           $   171,354
  Receivables, net                                                           418,707                99,721
                                                                         -----------           -----------
Total Current Assets                                                       1,100,803               271,075
                                                                         -----------           -----------

Property and equipment, net                                                   24,958                14,242
                                                                         -----------           -----------
Revenue-earning vehicles, net                                              4,858,545             2,982,060
                                                                         -----------           -----------
Other Assets
  Loan receivable                                                              7,037                15,312
  Deferred costs                                                              67,283                75,571
                                                                         -----------           -----------
Total Other Assets                                                            74,320                90,883
                                                                         -----------           -----------

TOTAL ASSETS                                                             $ 6,058,626           $ 3,358,260
                                                                         ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
  Accounts payable                                                       $   510,994           $   292,447
  Accrued expenses                                                            51,154                51,747
  Deferred income                                                            569,876               324,449
  Current portion of leases payable                                          714,948               593,533
  Current portion of loans payable                                           731,271               152,243
                                                                         -----------           -----------
Total Current Liabilities                                                  2,578,243             1,414,419
                                                                         -----------           -----------
Long-term Debt
  Loans from shareholders                                                          0                 1,000
  Leases payable                                                             634,885               741,582
  Loans payable                                                            2,031,641               726,808
                                                                         -----------           -----------
Total Long-term Debt                                                       2,666,526             1,469,390
                                                                         -----------           -----------

Total Liabilities                                                          5,244,769             2,883,809
                                                                         -----------           -----------
Stockholders' Equity
  Common stock, $0.0000001 par value, 250,000,000 shares authorized,
   112,250,000 shares issued and outstanding                                      11                    11
  Additional paid in capital                                                   5,423                 5,423
  Accumulated other comprehensive (loss)                                    (214,695)              (29,542)
  Retained earnings                                                        1,023,118               498,559
                                                                         -----------           -----------
Total Stockholders' Equity                                                   813,857               474,451
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 6,058,626           $ 3,358,260
                                                                         ===========           ===========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

                                                         For the               For the
                                                        year ended            year ended
                                                    February 28, 2013     February 29, 2012
                                                    -----------------     -----------------
                                                                             (Restated)
Revenues
  Vehicle rentals                                     $  3,478,025          $  2,186,705
  Other                                                     20,327                11,273
                                                      ------------          ------------
Total Revenues                                           3,498,352             2,197,978
                                                      ------------          ------------
Expenses
  Direct vehicle and operating                           1,134,086               866,511
  Vehicle depreciation                                     511,799               516,119
  Selling, general and administrative                      949,260               537,333
  Interest expense                                         406,680               218,903
                                                      ------------          ------------
Total Expenses                                           3,001,825             2,138,866

                                                      ------------          ------------
Operating Income                                           496,527                59,112

Other Income
  Interest income                                           28,032                 1,680
                                                      ------------          ------------

Net Income Before Provision for Income Taxes               524,559                60,792

Provision for Income Taxes                                       0                     0
                                                      ------------          ------------

Net Income                                            $    524,559          $     60,792
                                                      ============          ============

Earnings per Share                                    $      0.005          $       0.00
                                                      ============          ============

Weighted Average Common Shares Outstanding             112,250,000            41,435,997
                                                      ============          ============


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                 STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
           FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

                                                         For the               For the
                                                        year ended            year ended
                                                    February 28, 2013     February 29, 2012
                                                    -----------------     -----------------
                                                                             (Restated)
Net Income                                              $ 524,559             $  60,792
                                                        ---------             ---------
Foreign Currency Translation
  Change in cumulative translation adjustment            (185,153)              (23,750)
                                                        ---------             ---------

Total                                                   $(185,153)            $ (23,750)
                                                        =========             =========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF FEBRUARY 28, 2013

                                                                                 Accumulated
                                               Common Stock       Additional        Other
                                           -------------------     Paid-in      Comprehensive    Retained
                                           Shares       Amount     Capital          Loss         Earnings       Total
                                           ------       ------     -------          ----         --------       -----
Balance, February 28, 2011                      500     $    60    $     --     $   (5,792)    $   437,767    $  432,035

Loss on currency translation                     --          --          --        (23,750)             --       (23,750)

Reorganization adjustment               233,749,500         (35)      5,409             --              --         5,374

Cancellation of  stock                 (121,500,000)        (14)         14             --              --            --

Net income for the year ended
 February 29, 2012                               --          --          --             --          60,792        60,792
                                       ------------     -------    --------     ----------     -----------    ----------

Balance, February 29, 2012 (Restated)   112,250,000          11       5,423        (29,542)        498,559       474,451

Loss on currency translation                     --          --          --       (185,153)             --      (185,153)

Net income for the year ended
 February 28, 2013                               --          --          --             --         524,559       524,559
                                       ------------     -------    --------     ----------     -----------    ----------

Balance, February 28, 2013              112,250,000     $    11    $  5,423     $ (214,695)    $ 1,023,118    $  813,857
                                       ============     =======    ========     ==========     ===========    ==========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

                                                                 For the               For the
                                                                year ended            year ended
                                                            February 28, 2013     February 29, 2012
                                                            -----------------     -----------------
                                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income for the year                                      $   524,559           $    60,792
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation                                                  511,799               516,119
     Net losses from disposition of revenue-earning vehicles             0                69,010
  Change in Assets and Liabilities:
     (Increase) in receivables                                    (318,986)              (60,760)
     (Increase) decrease in deferred costs                           8,288               (75,571)
     Increase in accounts payables                                 218,547                72,045
     Increase (decrease) in accrued expenses                          (593)               30,713
     Increase in deferred income                                   245,427               324,449
                                                               -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,189,041               936,797
                                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of revenue-earning vehicles:                         (2,388,284)           (1,196,591)
  Purchase of property, equipment and software:                    (10,716)              (11,401)
  Collections of loans extended                                      8,275                14,540
                                                               -----------           -----------
NET CASH USED BY INVESTING ACTIVITIES                           (2,390,725)           (1,193,452)
                                                               -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additional paid in capital, due to merger                              0                 5,374
  Proceeds from (Payments on) leases payable (net)                 (52,476)              761,928
  Proceeds from (Payments on) loans payable (net)                1,951,055              (288,144)
  Proceeds from (Payments on) shareholder loans (net)               (1,000)              (96,879)
                                                               -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,897,579               382,279
                                                               -----------           -----------

Exchange rate effect on cash and cash equivalents                 (185,153)              (23,750)

Net Increase in Cash and Cash Equivalents                          510,742               101,874
Cash, beginning of period                                          171,354                69,480
                                                               -----------           -----------

Cash, end of period                                            $   682,096           $   171,354
                                                               ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                       $   406,680           $   218,903
                                                               ===========           ===========
  Cash paid for income taxes                                   $         0           $         0
                                                               ===========           ===========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earn-A-Car Assets 1 Pty. Ltd. - the wholly owned subsidiary Earn-A-Car (Pty) Ltd. purchased a wholly owned subsidiary in June 2012, the name of this purchased entity is Earn-A-Car Assets 1 Pty. Ltd. The function of this entity is to hold title to vehicles that are purchased through financing which requires specific assets to be held as collateral for those loans. All of the assets and liabilities of this entity are consolidated and included in the presented financial statements according to generally accepted accounting principles of the United States.

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

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At February 28, 2013 and February 29, 2012 the Company had $682,096 and $171,354 in cash and cash equivalents, respectively.

Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability. As of February 28, 2013 and February 29, 2012 the Company had $7,444 and $264,189 in impaired receivables, respectively. The allowance for these impaired receivables was $14,359 and $164,259 for the years ended February 28, 2013 and February 29, 2012, respectively.

Financing Issue Costs - Financing issue costs related to vehicle debt are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

Receivables and Payables - Trade receivables and payables are measured at initial recognition at fair value, and are subsequently measured using the effective interest rate method of valuation. Appropriate allowances for estimated uncollectible receivable balances are recognized in profit or loss when there is evidence of impairment. Payables includes all accrued cash back liability to clients as adjusted as required for the Company to meet its cash back obligation to its clients. The amount is determined at contract inception and is the approximate amount required to generate a lump sum at end of cash back period sufficient to match the future carrying value of the car at the end of this period. Cash back is accrued for monthly and the accrual is adjusted for regularly as required to ensure no shortfall occurs at the end of the period.

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

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition - Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers. The upfront administration fee is non refundable. However the company defers its upfront administration fee income received at the inception of the rental contract over the average rental period. Simultaneously the company defers direct, incremental selling costs related to the rental of the vehicle over the same average rental period. This is a change in accounting policy and the new basis has been used to calculate revenue in 2013. The 2012 numbers have been restated to reflect the new policy.

Advertising Costs - Advertising costs are primarily expensed as incurred. During the years ended February 28, 2013 and February 29, 2012, the Company incurred advertising expense of $84,087 and $16,494, respectively.

Income Taxes - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at February 28, 2013.

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

Stock-Based Compensation - Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

New Accounting Standards - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013


2. REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

                                             February 28,           February 29,
                                                2013                   2012
                                             -----------            -----------

Revenue-earning vehicles                     $ 6,212,677            $ 4,028,709
Less accumulated depreciation                 (1,354,132)            (1,046,649)
                                             -----------            -----------
Revenue-earning vehicles, net                $ 4,858,545            $ 2,982,060
                                             ===========            ===========

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                             February 28,           February 29,
                                                2013                   2012
                                             -----------            -----------

Computer equipment                             $ 23,353               $ 17,757
Computer software                                 2,368                  5,649
Other fixed assets including signage              8,664                      0
                                               --------               --------
Subtotal                                         34,385                 23,406
Less accumulated depreciation                    (9,427)                (9,164)
                                               --------               --------
Property and equipment, net                    $ 24,958               $ 14,242
                                               ========               ========

For the years ended 2013 and 2012, the Company recorded depreciation expense of $511,799 and $516,119, respectively.

4. LOANS RECEIVABLE

At February 28, 2013 and February 29, 2012, the Company has a receivable due under a settlement agreement with a former employee with a balance of $7,037 and $15,312, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of approximately $425; the payments began in March, 2011.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013


5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                                   February 28,         February 29,
                                                                      2013                 2012
                                                                   ----------           ----------
Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                           $   22,625           $   26,546

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                               11,312               66,366

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                               56,562               90,257

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                               41,008              104,373

Loan payable - other - unsecured, interest bearing,
no fixed repayment terms                                               68,027              252,488

Loan  payable - bank - secured by assets of the  company,
bearing interest of JIBAR plus 5% per annum, repayable in
quarterly installments beginning 30 September 2012                  2,356,765                    0

Loan payable - other - unsecured, interest bearing,
no fixed repayment terms                                              151,181                    0

Loan payable - Jay & Jayendra (Pty) Ltd. Secured by
company vehicles, bearing an interest rate of the prime
rate, payable within 12 months                                              0              159,278

Loan payable - other - unsecured, 2% per month interest,
repayable within 60 days after year end, subject to
default immediate repayment stipulation                                     0              119,458

Loan payable - other - unsecured, interest bearing,
no fixed repayment terms                                               27,943               60,285

Loan payable - other - unsecured, interest bearing,
no fixed repayment terms                                               27,489                    0
                                                                   ----------           ----------

Total                                                               2,762,912              879,051

Less: Current portion of loans payable                               (731,271)            (152,243)
                                                                   ----------           ----------
Long-term portion of loans payable                                 $2,031,641           $  726,808
                                                                   ==========           ==========

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013


5. DEBT AND OTHER OBLIGATIONS (CONTINUED)

Expected maturities of debt and other obligations outstanding at February 28, 2013 are as follows:

                                   Loan Amounts     Lease Amounts       Total
                                   ------------     -------------     ----------
Year ending February 28, 2014       $  731,271        $  714,948      $1,446,219
Year ending February 28, 2015       $  970,194        $  329,883      $1,300,077
Year ending February 28, 2016       $  942,706        $  293,065      $1,235,771
Year ending February 28, 2017       $        0        $   11,937      $   11,937
Year ending February 28, 2018       $        0        $        0      $        0
Thereafter                          $  118,741        $        0      $  118,741
                                    ----------        ----------      ----------
      Total                         $2,762,912        $1,349,833      $4,112,745
                                    ==========        ==========      ==========

Installment sales and lease contracts are secured by installment sales and finance lease agreements over revenue generating vehicles, having carrying values at February 28, 2013 of $1,337,101 and $3,224,012 respectively and carrying values at February 29, 2012 of $546,796 and $1,624,501 respectively. These installment sales and lease contracts are repayable in monthly installments for 2013 of $16,626 and $44,874 respectively and 2012 monthly installments of $15,443 and $58,647 respectively.

6. PROVISION FOR INCOME TAXES

The Company has no obligation for any federal or state income taxes in the United States. Further, no provision has been made for taxes in South Africa, which has a corporate income tax rate of 28%, for the years ended February 28, 2013 and February 29, 2012 because our taxable losses and loss carryovers exceed the income in those years. At February 28, 2013 and February 29, 2012, respectively, the Company had net losses of approximately $524,559 and $379,175 available in South Africa that can be carried forward to offset future taxable income. Due to the uncertainty of future taxable income, the Company has recorded a valuation allowance of 100% of the deferred tax asset, so that our deferred tax asset at both February 28, 2013 and February 29, 2012 was $0.

7. EQUITY

On November 14, 2011 the Company filed a certificate of amendment to the articles of incorporation which caused a 50 for 1 forward common stock split and an increase in authorized common shares to 250,000,000.

On January 19, 2012 the Company cancelled 121,500,000 shares of common stock that were held by Leon Golden, the former owner of Victoria Internet Services, Inc.

As of February 28, 2013 and February 29, 2012 there were 112,250,000 common shares outstanding.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of February 28, 2013 and February 29, 2012 there were no (0) shares outstanding.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013


8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

Expenses incurred under operating leases for the period were as follows:

                                           February 28,            February 29,
                                              2013                    2012
                                            --------                --------
Operating leases:
  Premises                                  $ 52,526                $ 13,872
                                            --------                --------
                                            $ 52,526                $ 13,872
                                            ========                ========

Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:

February 28, 2014                           $      0
February 28, 2015                           $      0
February 28, 2016                           $      0
February 29, 2017                           $      0
February 28, 2018                           $      0

At  February  28,  2013,  the  Company  had  no  outstanding   vehicle  purchase
commitments over the next twelve months.

9. RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                                  February 28,      February 29,
                                                     2013              2012
                                                   --------          --------
Loans payable to shareholders/related parties:
  G. Hardie                                        $  4,000          $  1,000
                                                   --------          --------

Total loans payable to related parties             $  4,000          $  1,000
                                                   ========          ========
Compensation paid to directors
  G. Hardie                                        $  4,000          $      0
  John Storey                                         6,787                 0
                                                   --------          --------
Total compensation paid to directors               $ 10,787          $      0
                                                   ========          ========

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2013


10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

11. CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its beginning balances for 2013, as well as the balance sheet and statement of operations for 2013 to correctly account for the recognition of revenue on up-front income in terms of US GAAP. Per US GAAP, the Company has now deferred the non-refundable up-front income it receives in the first month of the rental contract over the company's average rental period of 20 months. Simultaneously the company deferred direct, incremental selling costs related to the rental of the vehicle over the same average rental period. The company used to account for all the up-front non-refundable income once it was due and payable as this is the accounting policy for the subsidiaries.

The beginning balances February 29, 2012 in the income statement and balance sheet have been restated to correct the presentation of the deferred income and deferred costs and to correct the errors from 2012 detailed above.

The following are the previous and corrected balances for the year ended 29 February 2012:

February 29, 2012 Financial Statement                                                             Previously
     Beginning Balances                          Line Item                         Corrected        Stated
     ------------------                          ---------                         ---------        ------
Balance Sheet                                Deferred Income                        324,449                0
Balance Sheet                                Deferred Costs                          75,571                0
Balance Sheet                                Retained earnings                      498,559          753,173
Statement of Operations                      Rental Income                        2,186,705        2,518,631
Statement of Operations                      Direct motor vehicle costs             866,511          943,823
Statement of Other comprehensive Income      Net Income                              60,792          315,406
Cash Flows                                   Net cash provided by operating
                                             activities                             943,271          949,007