Form 10-K/A
period 2013-02-28
Earn-A-Car Inc.
filed 2013-06-17
CIK 1486297

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2013, filed with the Securities and Exchange Commission on June 13, 2013 (the "Form 10-K"), is solely to furnish
Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

                                   EARN-A-CAR, INC.


June 17, 2013                      By: /s/ John Storey
                                       ----------------------------------------
                                       John Storey
                                       Chief Executive Officer
                                       (Principal Executive Officer)


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

       Signature                          Title                        Date
       ---------                          -----                        ----


/s/ Graeme Hardie            Chairman of the Board and a Director  June 17, 2013
-------------------------


/s/ John Storey              CEO and a Director                    June 17, 2013
-------------------------
John Storey