Form 10-Q
period 2013-05-31
Earn-A-Car Inc.
filed 2013-07-15
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2013

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

The number of shares outstanding of each of the issuer's common stock, as of July 15, 2013 was 112,250,000

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                EARN-A-CAR, INC.
                           BALANCE SHEETS (UNAUDITED)
                       MAY 31, 2013 AND FEBRUARY 28, 2013

                                                                             May 31, 2013       February 28, 2013
                                                                             ------------       -----------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                   $  365,147           $  682,096
  Receivables, net                                                               187,672              418,707
                                                                              ----------           ----------
Total Current Assets                                                             552,819            1,100,803
                                                                              ----------           ----------

Property and equipment, net                                                       24,460               24,958
                                                                              ----------           ----------
Revenue-earning vehicles, net                                                  4,508,883            4,858,545
                                                                              ----------           ----------
Other Assets
  Loan receivable                                                                  6,065                7,037
  Deferred Costs                                                                 121,409               67,283
                                                                              ----------           ----------
Total Other Assets                                                               127,474               74,320
                                                                              ----------           ----------

TOTAL ASSETS                                                                  $5,213,636           $6,058,626
                                                                              ==========           ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
  Accounts payable                                                            $  277,198           $  510,994
  Accrued expenses                                                                25,048               51,154
  Deferred Income                                                                529,271              569,876
  Current portion of leases payable                                              473,799              714,948
  Current portion of loans payable                                               842,414              731,271
                                                                              ----------           ----------
Total Current Liabilities                                                      2,147,730            2,578,243
                                                                              ----------           ----------
Long-term Debt
  Loans from shareholders                                                              0                    0
  Leases payable                                                                 914,605              634,885
  Loans payable                                                                1,394,787            2,031,641
                                                                              ----------           ----------
Total Long-term Debt                                                           2,309,392            2,666,526
                                                                              ----------           ----------

Total Liabilities                                                              4,457,122            5,244,769
                                                                              ----------           ----------
Stockholders' Equity
  Common stock, $0.0000001 par value, 250,000,000 shares authorized,
   112,250,000 shares issued and outstanding                                          11                   11
  Additional paid in capital                                                       5,423                5,423
  Accumulated other comprehensive (loss)                                        (312,246)            (214,695)
  Retained earnings                                                            1,063,326            1,023,118
                                                                              ----------           ----------
Total Stockholders' Equity                                                       756,514              813,857
                                                                              ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $5,213,636           $6,058,626
                                                                              ==========           ==========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012

                                                         For the               For the
                                                      Three months          Three months
                                                         ended                 ended
                                                      May 31, 2013          May 31, 2012
                                                      ------------          ------------
                                                                             (Restated)
Revenues
  Vehicle rentals                                     $    886,607          $    624,797
  Other                                                      2,185                 1,936
                                                      ------------          ------------
Total Revenues                                             888,792               626,733
                                                      ------------          ------------
Expenses
  Direct vehicle and operating                             138,582               247,334
  Vehicle depreciation                                     210,502               174,924
  Selling, general and administrative                      367,746               110,350
  Interest expense                                         131,754                64,226
                                                      ------------          ------------
Total Expenses                                             848,584               596,834
                                                      ------------          ------------

Operating Income                                            40,208                29,899

Other Income
  Interest income                                                0                     0
                                                      ------------          ------------

Net Income Before Provision for Income Taxes                40,208                29,899

Provision for Income Taxes                                       0                     0
                                                      ------------          ------------

Net Income                                            $     40,208          $     29,899
                                                      ============          ============

Earnings per Share                                    $       0.00          $       0.00
                                                      ============          ============

Weighted Average Common Shares Outstanding             112,250,000           112,250,000
                                                      ============          ============


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
           STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
            FOR THE THREE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012

                                                         For the               For the
                                                      Three months          Three months
                                                         ended                 ended
                                                      May 31, 2013          May 31, 2012
                                                      ------------          ------------
                                                                             (Restated)
Net Income                                             $ 40,208              $ 29,899
                                                       --------              --------
Foreign Currency Translation
  Change in cumulative translation adjustment           (97,551)              (65,316)
                                                       --------              --------

Total                                                  $(97,551)             $(65,316)
                                                       ========              ========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                               AS OF MAY 31, 2013

                                                                                Accumulated
                                               Common Stock       Additional       Other
                                           -------------------     Paid-in     Comprehensive    Retained
                                           Shares       Amount     Capital         Loss         Earnings       Total
                                           ------       ------     -------         ----         --------       -----
Balance, February 28, 2011                      500     $    60    $     --    $   (5,792)    $   437,767    $  432,035

Loss on currency translation                     --          --          --       (23,750)             --       (23,750)

Reorganization adjustment               233,749,500         (35)      5,409            --              --         5,374

Cancellation of  stock                 (121,500,000)        (14)         14            --              --            --

Net income                                       --          --          --            --          60,792        60,792
                                       ------------     -------    --------    ----------     -----------    ----------

Balance, February 29, 2012 (Restated)   112,250,000          11       5,423       (29,542)        498,559       474,451

Gain (Loss) on currency translation              --          --          --      (185,153)             --      (185,153)

Net income                                       --          --          --            --         524,559       524,559
                                       ------------     -------    --------    ----------     -----------    ----------

Balance, February 28, 2013              112,250,000          11       5,423      (214,695)      1,023,118       813,857

Gain (Loss) on currency translation              --          --          --       (97,551)             --       (97,551)

Net income                                       --          --          --            --          40,208        40,208
                                       ------------     -------    --------    ----------     -----------    ----------

Balance, May 31, 2013                   112,250,000     $    11    $  5,423    $ (312,246)    $ 1,063,236    $  756,514
                                       ============     =======    ========    ==========     ===========    ==========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012

                                                                   For the              For the
                                                                Three months         Three months
                                                                   ended                ended
                                                                May 31, 2013         May 31, 2012
                                                                ------------         ------------
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income for the period                                      $   40,208           $   29,899
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                                   210,502              174,924
     Net losses from disposition of revenue-earning vehicles              0                    0
  Change in Assets and Liabilities:
     (Increase) decrease in receivables                             231,035               76,624
     (Increase) decrease in deferred costs                          (54,126)                 846
     Increase (decrease) in accounts payables                      (233,796)             (90,061)
     Increase (decrease) in accrued expenses                        (26,106)               9,010
     Increase (decrease) in deferred income                         (40,605)              (4,595)
                                                                 ----------           ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           127,112              196,647
                                                                 ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of revenue-earning vehicles                              139,160             (188,464)
  Purchase of property, equipment and software                          498               (1,463)
  Proceeds from sales of revenue-earning vehicles                         0              321,834
  Collections of loans extended                                         972                1,249
                                                                 ----------           ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           140,630              133,156
                                                                 ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additional paid in capital, due to merger                               0                    0
  Proceeds from (Payments on) leases payable (net)                   38,571             (238,121)
  Proceeds from (Payments on) loans payable (net)                  (525,711)             (93,715)
  Proceeds from (Payments on) shareholder loans (net)                     0               (1,000)
                                                                 ----------           ----------
NET CASH USED BY FINANCING ACTIVITIES                              (487,140)            (332,836)
                                                                 ----------           ----------

Exchange rate effect on cash and cash equivalents                   (97,551)             (65,316)
                                                                 ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          (316,949)             (68,349)
Cash, beginning of period                                           682,096              171,354
                                                                 ----------           ----------

Cash, end of period                                              $  365,147           $  103,005
                                                                 ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                         $  131,754           $   64,226
                                                                 ==========           ==========
  Cash paid for income taxes                                     $        0           $        0
                                                                 ==========           ==========

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013


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

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At May 31, 2013 and February 28, 2013 the Company had $365,147 and $682,096 cash and cash equivalents, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability. As of May 31, 2013 and February 28, 2013 the Company had $94,796 and $7,444 in impaired receivables, respectively. The allowance for these impaired receivables was $13,063 and $14,359 for periods ending May 31, 2013and February 28, 2013 respectively.

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

         Motor vehicles                       6 years
         Computer equipment                   3 years
         Computer software                    2 years
         Leased assets - motor vehicles       6 years

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION - The Company's functional currency is the South African Rand, however the translation into US dollars is the presentation bases of these financial statements. Foreign assets and liabilities are translated into US$ using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income or loss.

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

ADVERTISING COSTS - Advertising costs are primarily expensed as incurred. During the three months ended May 31, 2013 and May 31, 2012, the Company incurred advertising expense of $20,430 and $4,822, respectively.

INCOME TAXES - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at May 31, 2013.

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

STOCK-BASED COMPENSATION- Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123R (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

2. REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

                                            May 31, 2013       February 28, 2013
                                            ------------       -----------------
Revenue-earning vehicles                     $ 5,851,403          $ 6,212,577
Less accumulated depreciation                 (1,342,520)          (1,354,132)
                                             -----------          -----------
Revenue-earning vehicles, net                $ 4,508,883          $ 4,858,445
                                             ===========          ===========

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                            May 31, 2013       February 28, 2013
                                            ------------       -----------------
Computer equipment                           $    25,777          $    23,353
Computer software                                  5,252                2,368
Other fixed assets including signage               8,834                8,664
                                             -----------          -----------
Subtotal                                          39,863               34,385
Less accumulated depreciation                    (15,403)              (9,427)
                                             -----------          -----------
Property and equipment, net                  $    24,460          $    24,958
                                             ===========          ===========

For the three months ended May 31, 2013 and 2012, the Company recorded depreciation of $210,502 and $174,924 respectively.

4. LOANS RECEIVABLE

At May 31, 2013 and February 28, 2013, the Company has a receivable due under a settlement agreement with a former employee with a balance of $6,065 and $7,037, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of approximately $425; the payments began in March, 2011.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013


5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                                          May 31, 2013      February 28, 2013
                                                                          ------------      -----------------
Loan payable - individual - unsecured, interest bearing, no fixed
repayment terms                                                            $   20,218          $   22,625

Loan payable - individual - unsecured, interest bearing, no fixed
repayment terms                                                                10,109              11,312

Loan payable - individual - unsecured, interest bearing, no fixed
repayment terms                                                                50,545              56,562

Loan payable - individual - unsecured, interest bearing, no fixed
repayment terms                                                                33,612              41,008

Loan payable - other - unsecured, interest bearing, no fixed
repayment terms                                                                56,241              68,027

Loan  payable - bank - secured by assets of the company, bearing interest of JIBAR plus 5% per annum, repayable in quarterly
installments beginning 30 September 2012                                    1,895,432           2,356,765

Loan payable - other - unsecured, interest bearing, no fixed
repayment terms                                                               118,584             151,181

Loan payable - other - unsecured, interest bearing, no fixed
repayment terms                                                                24,970              27,943

Loan payable - other - unsecured, interest bearing, no fixed
repayment terms                                                                27,490              27,489
                                                                           ----------          ----------
Total                                                                      $2,237,201          $2,762,912

Current portion of loans payable                                              842,414             731,271
                                                                           ----------          ----------

Long-term portion of loans payable                                         $1,394,787          $2,031,641
                                                                           ==========          ==========

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013


5. DEBT AND OTHER OBLIGATIONS (CONTINUED)

Expected maturities of debt and other obligations outstanding at May 31, 2013 are as follows:

                            Loan Amounts        Lease Amounts           Total
                            ------------        -------------        ----------
Year ending May 31, 2014     $  842,414          $  473,799          $1,316,213
                             ----------          ----------          ----------
Year ending May 31, 2015     $  869,914          $  465,027          $1,334,941
Year ending May 31, 2016     $  210,604          $  403,242          $  613,846
Year ending May 31, 2017     $        0          $   46,336          $   46,336
Year ending May 31, 2018     $        0          $        0          $        0
Thereafter                   $  314,269          $        0          $  314,269
                             ----------          ----------          ----------
      Total                  $2,237,201          $1,388,404          $3,625,605
                             ==========          ==========          ==========

Installment sales and lease contracts are secured by finance lease agreements over revenue generating vehicles, having 2013 carrying values of $1,294,104. These lease contracts are repayable in monthly installments for 2013 of $11,528 respectively.

6. PROVISION FOR INCOME TAXES

The Company has no obligation for any federal or state income taxes in the United States. Further, no provision has been made for taxes in South Africa, which has a corporate income tax rate of 28%, for the three months ended May 31, 2013 and February 28, 2013 because our taxable losses and loss carryovers exceed the income in those years. At May 31, 2013 and February 28, 2013, respectively, the Company had net income of approximately $40,208 and $524,559 available in South Africa that can be carried forward to offset future taxable income. Due to the uncertainty of future taxable income, the Company has recorded a valuation allowance of 100% of the deferred tax asset, so that our deferred tax asset at both May 31, 2013 and February 28, 2013 was $0.

7. EQUITY

On November 14, 2011 the Company filed a certificate of amendment to the articles of incorporation which caused a 50 for 1 forward common stock split and an increase in authorized common shares to 250,000,000.

On January 19, 2012 the Company cancelled 121,500,000 shares of common stock that were held by Leon Golden, the former owner of Victoria Internet Services, Inc.

As of May 31, 2013 and February 28, 2013 there were 112,250,000 and 500 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of May 31, 2013 and February 28, 2013, there were no (0) shares outstanding.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013


8. COMMITMENTS AND CONTINGENCIES OPERATING LEASES

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

Expenses incurred under operating leases for the period were as follows:

                                             May 31, 2013         May 31, 2012
                                             ------------         ------------
Operating leases:
  Premises                                     $      0             $  7,747
                                               --------             --------
                                               $      0             $  7,747
                                               ========             ========

Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:

May 31, 2014                                   $      0
May 31, 2015                                   $      0
May 31, 2016                                   $      0
May 31, 2017                                   $      0
May 31, 2018                                   $      0

At May 31, 2013, the Company had no out standing vehicle purchase commitments over the next twelve months.

9. RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                             May 31, 2013      February 28, 2013
                                             ------------      -----------------
Loans payable to shareholders/related parties:
  G. Hardie                                    $      0             $  4,000
                                               --------             --------

Total loans payable to related parties         $      0             $  4,000
                                               ========             ========
Compensation paid to directors
  G. Hardie                                    $  1,000             $  1,000
  John Storey                                         0                6,787
                                               --------             --------
Total compensation paid to directors           $  1,000             $ 10,787
                                               ========             ========

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2013


10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

11. CORRECTION TO ACCOUNTING POLICY FOR US GAAP

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

The balances as of and for the three months ended May 31, 2012 have been restated to correct the presentation of the deferred income and deferred costs and to correct the errors from 2012 detailed above.

                                                                                          Previously
May 31, 2012 Financial Statements           Line Item                    Corrected          Stated
---------------------------------           ---------                    ---------          ------
Balance Sheet                           Deferred Income                 $  569,876         $      0
Balance Sheet                           Deferred Costs                  $   67,283         $      0
Balance Sheet                           Retained earnings               $1,023,118         $806,882
Statement of Operations                 Rental Income                   $  624,797         $656,150
Statement of Operations                 Direct motor vehicle costs      $  247,334         $254,877
Statement of Other comprehensive
 Income                                 Net Income                      $   29,899         $ 53,709
Cash Flows                              Net cash provided by
                                        operating activities            $  196,647         $131,331

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

RESULTS OF OPERATIONS

OVERVIEW

Our plan of operation for 2013 is to continue to expand our business to meet demand for our services. We will do this by steadily increasing the size of our fleet on a prudent basis using asset based finance. Management believes that the resulting increase in rental and other income from the increase in our fleet size should be realized over the next 2 quarters.

QUARTER ENDED MAY 31, 2013 V. QUARTER ENDED MAY 31, 2012

Revenues increased from $626,733 in Q1 of FY 2013 to $888,792 in Q1 of FY 2014 an increase of $262,059 or 42 %. Our operating expenses went from $596,834 in Q1 of FY 2013 to $848,584 in Q1 of FY 2014 an increase of $251,750 or 42%. As a result of increases in revenue , net income increased from $29,899 in Q1 of FY 2013 to $40,208 in Q1 of FY 2014. .

While our numbers are better than the same quarter the previous year they were disappointing when compared with last quarter. We had hoped to grow the fleet and rented vehicles. Our business has always been somewhat cyclical with very little demand after the festive season when our clients struggle directly after the holidays and become more frugal and business much better in the second half of the year. This year our returns in January jumped markedly as clients struggled to pay debt. We were unable to immediately rent out the returned vehicles and our utilisation fell to the low 80 percentile, not something we have experienced before. While we are again fully rented out, January to March low utilisation made for worse than expected results.

In addition to the above we have had a poor run with our self-insurance with accident levels far higher than the norm. We hope this trend reverses

Now that these issues have settled the business is again performing as expected and allowing us to begin increasing our fleet again.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $552,819 at May 31, 2013. The bulk of our assets are $4,508,883 in revenue earning vehicles.

In addition to these cash resources, In June we were able to secure increase the company's revolving asset based finance facility by the further $2.2m to $3.3m. This will allow us to grow the fleet by a further 200 vehicles.

We are currently in negotiation for a further $2.2m in revolving asset finance. While there is still no certainty, should we be successful, we will be able to grow our fleet by around 50% this financial year.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue generating activities that give rise to significant assumptions or estimates. Our financial statements filed as part of our Current Report on Form 10-K, dated June 17, 2013, include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

As of May 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 15, 2013.

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