Form 10-Q
period 2013-08-31
Earn-A-Car Inc.
filed 2013-10-15
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2013

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

The number of shares outstanding of each of the issuer's common stock, as of August 31, 2013 was 112,250,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                EARN-A-CAR, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                      AUGUST 31, 2013 AND FEBRUARY 28, 2013

                                                                               August 31,            February 28,
                                                                                  2013                   2013
                                                                              ------------           ------------
                                     ASSETS
Current Assets
  Cash and cash equivalents                                                   $    219,216           $    682,096
  Receivables, net                                                                 337,923                418,707
                                                                              ------------           ------------
Total Current Assets                                                               557,139              1,100,803
                                                                              ------------           ------------

Property and equipment, net                                                         24,265                 24,958
                                                                              ------------           ------------
Revenue-earning vehicles, net                                                    4,607,122              4,858,545
                                                                              ------------           ------------
Other Assets
  Loan receivable                                                                    6,343                  7,037
  Deferred Costs                                                                    95,940                 67,283
                                                                              ------------           ------------
Total Other Assets                                                                 102,283                 74,320
                                                                              ------------           ------------

TOTAL ASSETS                                                                  $  5,290,809           $  6,058,626
                                                                              ============           ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Current Liabilities
  Accounts payable                                                            $    334,103           $    510,994
  Accrued expenses                                                                  21,592                 51,154
  Deferred Income                                                                  528,553                569,876
  Current portion of leases payable                                                624,010                714,948
  Current portion of loans payable                                                 808,936                731,271
                                                                              ------------           ------------
Total Current Liabilities                                                        2,317,194              2,578,243
                                                                              ------------           ------------
Long-term Debt
  Loans from shareholders                                                                0                      0
  Leases payable                                                                 1,200,773                634,885
  Loans payable                                                                  1,072,889              2,031,641
                                                                              ------------           ------------
Total Long-term Debt                                                             2,273,662              2,666,526
                                                                              ------------           ------------

Total Liabilities                                                                4,590,856              5,244,769
                                                                              ------------           ------------
Stockholders' Equity
  Common stock, $0.0000001 par value, 250,000,000 shares authorized,
   112,250,000 shares issued and outstanding                                            11                     11
  Additional paid in capital                                                         5,423                  5,423
  Accumulated other comprehensive (loss)                                          (307,794)              (214,695)
  Retained earnings                                                              1,002,313              1,023,118
                                                                              ------------           ------------
Total Stockholders' Equity                                                         699,953                813,857
                                                                              ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  5,290,809           $  6,058,626
                                                                              ============           ============

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
     FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012

                                           For the three      For the three      For the six        For the six
                                            months ended       months ended      months ended       months ended
                                             August 31,         August 31,        August 31,         August 31,
                                               2013               2012              2013               2012
                                           ------------       ------------      ------------       ------------
                                                               (Restated)                           (Restated)
Revenues
  Vehicle rentals                          $    745,854       $    965,758      $  1,632,461       $  1,590,553
  Other                                          80,151              1,452            82,336              3,388
                                           ------------       ------------      ------------       ------------
Total Revenues                                  826,005            967,210         1,714,797          1,593,941
                                           ------------       ------------      ------------       ------------
Operating Expenses
  Direct vehicle and operating                  361,426            311,340           500,008            427,939
  Vehicle depreciation and lease charges        199,559            205,753           410,061            380,677
  Selling, general and administrative           193,721            126,126           561,467            367,210
  Interest expense                               93,544            109,719           225,298            173,945
                                           ------------       ------------      ------------       ------------
Total Operating Expenses                        848,250            752,938         1,696,834          1,349,771
                                           ------------       ------------      ------------       ------------
Operating Income (Loss)                         (22,245)           214,272            17,963            244,170

Other Income (Expense)
  Interest income                                 3,883             18,888             3,883             18,888
  Gain on asset disposal                        (42,651)               847           (42,651)               847
                                           ------------       ------------      ------------       ------------
Net Income (Loss) Before Provision
 for Income Taxes                               (61,013)           234,007           (20,805)           263,905

Provision for Income Taxes                            0                  0                 0                  0
                                           ------------       ------------      ------------       ------------

Net Income (Loss)                          $    (61,013)      $    234,007      $    (20,805)      $    263,905
                                           ============       ============      ============       ============

Earnings (Loss) per Share                  $      (0.00)             $0,00      $     (0.000)      $       0.00
                                           ============       ============      ============       ============
Weighted Average Common Shares
 Outstanding                                112,250,000        112,250,000       112,250,000        112,250,000
                                           ============       ============      ============       ============


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
    CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited)
     FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012

                                           For the three      For the three      For the six        For the six
                                            months ended       months ended      months ended       months ended
                                             August 31,         August 31,        August 31,         August 31,
                                               2013               2012              2013               2012
                                           ------------       ------------      ------------       ------------
                                                               (Restated)                           (Restated)
Net Income                                  $  (61,013)        $  234,007        $  (20,805)        $  263,905
                                            ----------         ----------        ----------         ----------
Foreign Currency Translation
  Change in cumulative translation
   adjustment                                    4,452            (11,875)          (93,099)           (77,191)
                                            ----------         ----------        ----------         ----------

Total                                       $    4,452         $  (11,875)       $  (93,099)        $  (77,191)
                                            ==========         ==========        ==========         ==========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                              AS OF AUGUST 31, 2013

                                                                                Accumulated
                                               Common Stock       Additional       Other
                                           -------------------     Paid-in     Comprehensive    Retained
                                           Shares       Amount     Capital         Loss         Earnings       Total
                                           ------       ------     -------         ----         --------       -----
Balance, March 1, 2012                  112,250,000     $   11     $ 5,423      $ (29,542)     $  498,559    $ 474,451

Gain (Loss) on currency translation              --         --          --       (185,153)             --     (185,153)

Net income                                       --         --          --             --         524,559      524,559
                                        -----------     ------     -------      ---------      ----------    ---------

Balance, February 28, 2013              112,250,000         11       5,423       (214,695)      1,023,118      813,857

Gain (Loss) on currency translation              --         --          --        (93,099)             --      (93,099)

Net loss                                         --         --          --             --         (20,805)     (20,805)
                                        -----------     ------     -------      ---------      ----------    ---------

Balance, August 31, 2013                112,250,000     $   11     $ 5,423      $(307,794)     $1,002,313    $ 699,953
                                        ===========     ======     =======      =========      ==========    =========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
          FOR THE SIX MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012

                                                             For the six          For the six
                                                             months ended         months ended
                                                              August 31,           August 31,
                                                                2013                 2012
                                                            ------------         ------------
                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  for the period                                $    (20,805)        $    263,905
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation                                                410,061              380,677
     Net gains (losses) from disposition of
      revenue-earning vehicles                                    42,651                 (847)
  Change in Assets and Liabilities:
     (Increase) decrease in receivables                           80,784              (89,263)
     (Increase) decrease in deferred costs                       (28,657)             (29,557)
     Increase (decrease) in accounts payables                   (176,891)              20,690
     Increase (decrease) in accrued expenses                     (29,562)              (2,724)
     Increase (decrease) in deferred income                      (41,323)             120,996
                                                            ------------         ------------
Net Cash Provided by Operating Activities                        236,258              663,877
                                                            ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Revenue-earning vehicles:
  Purchases                                                     (201,289)          (1,333,720)
  Proceeds from sales                                                  0               42,435
  Property, equipment and software Purchases                           0               (9,673)
  Proceeds from sales                                                693                    0
  (Increase) decrease in loans extended                              694                  993
                                                            ------------         ------------
Net Cash Used by Investing Activities                           (199,902)          (1,299,965)
                                                            ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additional paid in capital, due to merger                            0                    0
  Proceeds from (Payments on) leases payable (net)               474,950             (856,676)
  Proceeds from (Payments on) loans payable (net)               (881,087)           2,463,291
  Proceeds from (Payments on) shareholder loans (net)                  0               (1,000)
                                                            ------------         ------------
Net Cash Provided (Used) by Financing Activities                (406,137)           1,605,615
                                                            ------------         ------------

Exchange rate effect on cash and cash equivalents                (93,099)             (77,191)
-----------------------------------------------------       ------------         ------------

Net Increase in Cash and Cash Equivalents                       (462,880)             892,336
Cash, beginning of period                                        682,096              171,354
                                                            ------------         ------------

Cash, end of period                                         $    219,216         $  1,063,690
                                                            ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                    $    225,298         $     64,226
                                                            ============         ============
  Cash paid for income taxes                                $          0         $          0
                                                            ============         ============


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


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

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At August 31, 2013 and February 28, 2013 the Company had $219,216 and $682,096 cash and cash equivalents, respectively.

Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability. As of August 31, 2013 and February 28, 2013 the Company had $30,023 and $7,444 in impaired receivables, respectively. The allowance for these impaired receivables was $80,606 and $14,359 for periods ending August 31, 2013and February 28, 2013 respectively.

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

         Motor vehicles                       6 years
         Computer equipment                   3 years
         Computer software                    2 years
         Leased assets - motor vehicles       6 years

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


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

Revenue Recognition - Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers. The upfront administration fee is non-refundable. However the company defers its upfront administration fee income received at the inception of the rental contract over the average rental period. Simultaneously the company defers direct, incremental selling costs related to the rental of the vehicle over the same average rental period. This is a change in accounting policy and the new basis has been used to calculate revenue in 2013. The 2012 numbers have been restated to reflect the new policy. See Note 11.

Advertising Costs - Advertising costs are primarily expensed as incurred. During the six months ended August 31, 2013 and August 31, 2012, the Company incurred advertising expense of $34,735 and $34,615, respectively.

Income Taxes - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at August 31, 2013.

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

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.


2. REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

                                        August 31, 2013       February 28, 2013
                                        ---------------       -----------------

Revenue-earning vehicles                  $ 5,912,208            $ 6,212,677
Less accumulated depreciation              (1,305,086)            (1,354,132)
                                          -----------            -----------

Revenue-earning vehicles, net             $ 4,607,122            $ 4,858,545
                                          ===========            ===========

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                        August 31, 2013       February 28, 2013
                                        ---------------       -----------------

Computer equipment                        $    25,529            $    23,353
Computer software                               5,043                  2,368
Other fixed assets including signage            8,484                  8,664
                                          -----------            -----------
Subtotal                                       39,056                 34,385
Less accumulated depreciation                 (14,791)                (9,427)
                                          -----------            -----------

Property and equipment, net               $    24,265            $    24,958
                                          ===========            ===========

For the three months ended August 31, 2013 and 2012, the Company recorded depreciation of $199,559 and $205,753 respectively.

4. LOANS RECEIVABLE

At August 31, 2013 and February 28, 2013, the Company has a receivable due under a settlement agreement with a former employee with a balance of $6,343 and $7,037, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of approximately $425; the payments began in March, 2011.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                           August 31, 2013      February 28, 2013
                                                           ---------------      -----------------
Loan payable - individual - unsecured, interest
 bearing, no fixed repayment terms                           $   19,414            $   22,625

Loan payable - individual - unsecured, interest
 bearing, no fixed repayment terms                                9,707                11,312

Loan payable - individual - unsecured, interest
 bearing, no fixed repayment terms                               48,536                56,562

Loan payable - individual - unsecured, interest
 bearing, no fixed repayment terms                               29,364                41,008

Loan payable - other - unsecured, interest bearing,
 no fixed repayment terms                                        49,637                68,027

Loan payable - bank - secured by assets of the
 company, bearing interest of JIBAR plus 5% per
 annum, repayable in quarterly installments
 beginning 30 September 2012                                  1,617,872             2,356,765

Loan payable - other - unsecured, interest bearing,
 no fixed repayment terms                                        55,816               151,181

Loan payable - other - unsecured, interest bearing,
 no fixed repayment terms                                        23,979                27,943

Loan payable - other - unsecured, interest bearing,
 no fixed repayment terms                                        27,500                27,489
                                                             ----------            ----------
Total                                                        $1,881,825            $2,762,912

Current portion of loans payable                                808,936               731,271
                                                             ----------            ----------

Long-term portion of loans payable                           $1,072,889            $2,031,641
                                                             ==========            ==========

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


5. DEBT AND OTHER OBLIGATIONS (CONTINUED)

Expected maturities of debt and other obligations outstanding at August 31, 2013 are as follows:

                           Loan Amounts        Lease Amounts          Total
                           ------------        -------------        ----------

August 31, 2014             $  808,936          $  624,010          $1,432,945
August 31, 2015             $  836,436          $  624,042          $1,460,478
August 31, 2016             $  202,234          $  506,585          $  708,820
August 31, 2017             $        0          $   70,145          $   70,145
August 31, 2018             $        0          $        0          $        0
     Thereafter                 34,219          $        0          $   34,219
                            ----------          ----------          ----------
          Total             $1,881,825          $1,824,782          $3,706,607
                            ==========          ==========          ==========

Installment sales and lease contracts are secured by finance lease agreements over revenue generating vehicles, having 2013 carrying values of $1,974,808. These lease contracts are repayable in monthly installments for 2013 of $8,661.

6. PROVISION FOR INCOME TAXES

The Company has no obligation for any federal or state income taxes in the United States. Further, no provision has been made for taxes in South Africa, which has a corporate income tax rate of 28%, for the three months ended August 31, 2013 and 2012 because our taxable losses and loss carryovers exceed the income in those periods. At August 31, 2013 and February 28, 2013, respectively, the Company had net losses of approximately $0 and $524,559 available in South Africa that can be carried forward to offset future taxable income. Due to the uncertainty of future taxable income, the Company has recorded a valuation allowance of 100% of the deferred tax asset, so that our deferred tax asset at both August 31, 2013 and February 28, 2013 was $0.

7. EQUITY

On November 14, 2011 the Company filed a certificate of amendment to the articles of incorporation which caused a 50 for 1 forward common stock split and an increase in authorized common shares to 250,000,000.

On January 19, 2012 the Company cancelled 121,500,000 shares of common stock that were held by Leon Golden, the former owner of Victoria Internet Services, Inc.

As of February 28, 2013 and February 29, 2012 there were 112,250,000 and 500 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of February 28, 2013 and February 29, 2012 there were no (0) shares outstanding.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

Expenses incurred under operating leases for the period were as follows:

                                             August 31, 2013     August 31, 2012
                                             ---------------     ---------------
Operating leases:
  Premises                                      $ 27,694            $ 28,507
                                                --------            --------
                                                $ 27,694            $ 28,507
                                                ========            ========

Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:

August31, 2014                                  $      0
August 31, 2015                                 $      0
August 31, 2016                                 $      0
August 31, 2017                                 $      0
August 31, 2018                                 $      0

We currently operate under a month to month lease requiring a monthly payment of $4,615 and we believe that if we decide to move to another location our occupancy costs would remain materially the same.

At August 31, 2013, the Company had no outstanding vehicle purchase commitments over the next twelve months.

9. RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                                 August 31, 2013      February 28, 2013
                                                 ---------------      -----------------
Loans payable to shareholders/related parties:
  G. Hardie                                          $      0            $  4,000
                                                     --------            --------

Total loans payable to related parties               $      0            $  4,000
                                                     ========            ========

Compensation paid to directors
  G. Hardie                                          $  1,000            $  1,000
  John Storey                                               0               6,787
                                                     --------            --------
Total compensation paid to directors                 $  1,000            $ 10,787
                                                     ========            ========

10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2013


11. CORRECTION TO ACCOUNTING POLICY FOR US GAAP

The Company has restated certain operating and cash flow amounts for the three and six months ended August 31, 2012, to correctly account for the recognition of revenue on up-front income in terms of US GAAP. Per US GAAP, the Company has now deferred the non-refundable up-front income it receives in the first month of the rental contract over the company's average rental period of 20 months. Simultaneously the company deferred direct, incremental selling costs related to the rental of the vehicle over the same average rental period. The company used to account for all the up-front non-refundable income once it was due and payable as this is the accounting policy for the subsidiaries. For the three and six months ended August 2012 a portion of selling and administrative costs were allocated to direct and operating costs. These figures have now been restated to become consistent with the three and six months ended August 2013.

The balances for the three months ended August 31, 2012 have been restated to correct the presentation of the deferred income and deferred costs and to correct the errors from 2012 detailed above.

                                                                                                    Previously
August 31, 2012 Financial Statements                 Line Item                      Corrected         Stated
------------------------------------                 ---------                      ---------         ------
Statement of Operations                       Rental Income                        $  965,758       $1,097,212
Statement of Operations                       Direct motor vehicle costs           $  408,808       $  440,631
Statement of Operations                       Net Income                           $  234,007       $  333,638
Statement of Other comprehensive Income       Net Income                           $  234,007       $  333,638
Statement of Other comprehensive Income       Foreign Currency Translation         $  (11,875)      $  (16,319)
Income                                        Direct and Operating Costs           $  311,340       $  408,808
Income                                        Selling and administrative costs     $  126,126       $   28,658

The balances for the six months ended August 31, 2012 have been restated to correct the presentation of the deferred income and deferred costs and to correct the errors from 2012 detailed above.

                                                                                                    Previously
August 31, 2012 Financial Statements                 Line Item                      Corrected         Stated
------------------------------------                 ---------                      ---------         ------
Statement of Operations                       Rental Income                        $1,590,553       $1,753,362
Statement of Operations                       Direct motor vehicle costs           $  656,141       $  695,508
Statement of Operations                       Net Income                           $  263,905       $  387,347
Statement of Other comprehensive Income       Net Income                           $  263,905       $  387,347
Statement of Other comprehensive Income       Foreign Currency Translation         $  (77,191)      $ (109,194)
Statement of Cash Flows                       Net Income                           $  263,905       $  387,347
Statement of Cash Flows                       Increase in deferred costs           $  (29,557)      $        0
Statement of Cash Flows                       Increase in deferred income          $  120,996       $        0
Statement of Cash Flows                       Cash flows provided by operating
                                               activity                            $  663,877       $  586,686
Statement of Cash Flows                       Exchange rate effect on cash and
                                               cash equivalents                    $  (77,191)      $ (109,194)
Income                                        Direct and Operating Costs           $  427,939       $  656,141
Income                                        Selling and administrative costs     $  367,210       $  139,008

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

RESULTS OF OPERATIONS

OVERVIEW

The past 3 months has been one of consolidation and review with a number of our cost of sales items in particular needing attention. Gross Profit reduced markedly and required attention. We are addressing these margin issues and are adapting our model to cover same. While these changes will take a while to be visible in our income statement they will soon be implemented in all new sales. Once we have fully addressed the margins we will return our focus to growing the fleet.

QUARTER ENDED AUGUST 31, 2013 V. QUARTER ENDED AUGUST 31, 2012

Revenues decreased from $967,210 in Q2 of FY 2013 to $826,005 in Q2 of FY 2014 a decrease of $141,205 or 14 %. Our operating expenses went from $311,340 in Q2 of FY 2013 to $361,426 in Q2 of FY 2014 an increase of $50,086 or 16%. Repairs and insurance costs were much higher than previously experienced and negatively affected our gross profits. Thus net income decreased from $234,007 in Q2 of FY 2013 to ($61,013) in Q2 of FY 2014. These costs have necessitated changes in our terms and pricing and we are in the process of changing the servicing and bad driving parts of our business model and terms to deal with this.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $557,139 at August 31, 2013. The bulk of our assets being $4,607,122 are invested in revenue earning vehicles. The business has good cash flows and these are all reinvested into new vehicles. All cash generated or borrowed is invested in growing the fleet of revenue earning vehicles or used to settle debt as we have no other investment needs. We currently have access to approximately $1.5m in revolving vehicle finance. We expect to have invested this in new vehicles by the end of the year and will begin looking for new funding early next year. Management does not expect to have to dilute the 112,500,000 issued shares in the near future. Instead we intend to continue to make use of asset based financing to grow our fleet of rental cars.

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

As of August 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2013.

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