Form 10-Q
period 2013-11-30
Earn-A-Car Inc.
filed 2014-01-14
CIK 1486297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2013

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

The number of shares outstanding of each of the issuer's common stock, as of November 30, 2013 was 112,250,000

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                EARN-A-CAR, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                     NOVEMBER 30, 2013 AND FEBRUARY 28, 2013

                                                                          November 30,           February 28,
                                                                              2013                   2013
                                                                          ------------           ------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                               $    134,360           $    682,096
  Receivables, net                                                             484,880                418,707
                                                                          ------------           ------------
Total Current Assets                                                           619,240              1,100,803

Property and equipment, net                                                     32,397                 24,958
                                                                          ------------           ------------
Revenue-earning vehicles, net                                                5,073,745              4,858,545
                                                                          ------------           ------------
Other Assets
  Loan receivable                                                                6,412                  7,037
  Deferred Costs                                                               120,231                 67,283
                                                                          ------------           ------------
Total Other Assets                                                             126,643                 74,320
                                                                          ------------           ------------

TOTAL ASSETS                                                              $  5,852,025           $  6,058,626
                                                                          ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Current Liabilities
  Accounts payable                                                        $    420,059           $    510,994
  Accrued expenses                                                              35,555                 51,154
  Deferred Income                                                              539,959                569,876
  Current portion of leases payable                                            902,342                714,948
  Current portion of loans payable                                             817,723                731,271
                                                                          ------------           ------------
Total Current Liabilities                                                    2,715,638              2,578,243
                                                                          ------------           ------------
Long-term Debt
  Loans from shareholders                                                            0                      0
  Leases payable                                                             1,588,152                634,885
  Loans payable                                                                818,556              2,031,641
                                                                          ------------           ------------
Total Long-term Debt                                                         2,406,708              2,666,526
                                                                          ------------           ------------

Total Liabilities                                                            5,122,346              5,244,769
                                                                          ------------           ------------
Stockholders' Equity
  Common stock, $0.0000001 par value, 250,000,000 shares authorized,
   112,250,000 shares issued and outstanding                                        11                     11
  Additional paid in capital                                                     5,423                  5,423
  Accumulated other comprehensive (loss)                                      (284,431)              (214,695)
  Retained earnings                                                          1,008,676              1,023,118
                                                                          ------------           ------------
Total Stockholders' Equity                                                     729,679                813,857
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  5,852,025           $  6,058,626
                                                                          ============           ============

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                      STATEMENTS OF OPERATIONS (unaudited)
   FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012

                                           For the three     For the three     For the nine      For the nine
                                           months ended      months ended      months ended      months ended
                                           November 30,      November 30,      November 30,      November 30,
                                               2013              2012              2013              2012
                                           ------------      ------------      ------------      ------------
                                                              (Restated)                          (Restated)
Revenues
  Vehicle rentals                          $    869,844      $    472,412      $  2,502,305      $  2,225,774
  Other                                          44,916             2,076           127,252             5,464
                                           ------------      ------------      ------------      ------------
Total Revenues                                  914,760           474,488         2,629,557         2,231,238
                                           ------------      ------------      ------------      ------------
Operating Expenses
  Direct vehicle and operating                  264,270           141,798           764,278           837,306
  Vehicle depreciation and lease
  charges                                       222,285           284,613           632,346           665,290
  Selling, general and administrative           274,714           142,857           836,181           355,374
  Interest expense                              121,742            85,411           347,040           185,847
                                           ------------      ------------      ------------      ------------
Total Operating Expenses                        883,011           654,679         2,579,845         2,043,817

                                           ------------      ------------      ------------      ------------
Operating Income (Loss)                          31,749          (180,191)           49,712           187,421

Other Income (Expense)
  Interest income                                 1,197             2,380             5,080            21,268
  Gain on asset disposal                        (26,583)           (6,056)          (69,234)           (5,209)
                                           ------------      ------------      ------------      ------------
Net Income (Loss) Before Provision
 for Income Taxes                                 6,363          (183,867)          (14,442)          203,480

Provision for Income Taxes                            0                 0                 0                 0

                                           ------------      ------------      ------------      ------------

Net Income (Loss)                          $      6,363      $   (183,867)     $    (14,442)     $    203,480
                                           ============      ============      ============      ============

Earnings (Loss) per Share                  $      (0.00)            $0,00      $     (0.000)     $      0.002
                                           ============      ============      ============      ============
Weighted Average Common Shares
 Outstanding                                112,250,000       112,250,000       112,250,000       112,250,000
                                           ============      ============      ============      ============

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
           STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS) (unaudited)
   FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012

                                           For the three     For the three     For the nine      For the nine
                                           months ended      months ended      months ended      months ended
                                           November 30,      November 30,      November 30,      November 30,
                                               2013              2012              2013              2012
                                           ------------      ------------      ------------      ------------
                                                              (Restated)                          (Restated)
Net Income                                 $    6,363        $ (183,867)       $  (14,442)        $  203,480
                                           ----------        ----------        ----------         ----------
Foreign Currency Translation
  Change in cumulative translation
   adjustment                                 (23,363)          (28,412)          (69,736)          (137,606)
                                           ----------        ----------        ----------         ----------

Total                                      $  (23,363)       $  (28,412)       $  (69,736)        $ (137,606)
                                           ==========        ==========        ==========         ==========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
                             AS OF NOVEMBER 30, 2013

                                                                                Accumulated
                                               Common Stock       Additional       Other
                                           -------------------     Paid-in     Comprehensive    Retained
                                           Shares       Amount     Capital         Loss         Earnings       Total
                                           ------       ------     -------         ----         --------       -----

Balance, February 28, 2013              112,250,000     $    11    $ 5,423     $ (214,695)    $ 1,023,118    $ 813,857

Gain (Loss) on currency translation              --          --         --        (69,736)             --      (69,736)

Net loss                                         --          --         --             --         (14,442)     (14,442)
                                        -----------     -------    -------     ----------     -----------    ---------

Balance, November 30, 2013              112,250,000     $    11    $ 5,423     $ (284,431)    $ 1,008,676    $ 726,679
                                        ===========     =======    =======     ==========     ===========    =========


                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                      STATEMENTS OF CASH FLOWS (unaudited)
        FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013 AND NOVEMBER 30, 2012

                                                                 For the nine           For the nine
                                                                 months ended           months ended
                                                                 November 30,           November 30,
                                                                     2013                   2012
                                                                 ------------           ------------
                                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income for the period                                      $    (14,442)          $    203,480
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation                                                     632,346                665,290
     Net gains (losses) from disposition of revenue-earning
      vehicles                                                         69,234                  5,209
  Change in Assets and Liabilities:
     (Increase) decrease in receivables                               (66,173)              (491,812)
     (Increase) decrease in deferred costs                            (52,947)              (126,851)
     Increase (decrease) in accounts payables                         (90,935)                36,879
     Increase (decrease) in accrued expenses                          (15,599)               (34,647)
     Increase (decrease) in deferred income                           (29,919)               539,787
                                                                 ------------           ------------
Net Cash Provided by Operating Activities                             431,565                797,335
                                                                 ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Revenue-earning vehicles:
  Purchases                                                          (916,780)            (2,137,593)
  Proceeds from sales                                                      --                 40,695
  Property, equipment and software
   Purchases                                                           (7,439)               (13,126)
  Proceeds from sales                                                       0                      0
  (Increase) decrease in loans extended                                   625                 (2,720)
                                                                 ------------           ------------
Net Cash Used by Investing Activities                                (923,594)            (2,112,744)
                                                                 ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (Payments on) leases payable (net)                  1,140,662               (119,675)
  Proceeds from (Payments on) loans payable (net)                  (1,126,633)             2,193,438
  Proceeds from (Payments on) shareholder loans (net)                       0                 (1,000)
                                                                 ------------           ------------
Net Cash Provided (Used) by Financing Activities                       14,029              2,072,763
                                                                 ------------           ------------

Exchange rate effect on cash and cash equivalents                     (69,736)              (137,606)
                                                                 ------------           ------------

Net Increase (Decrease) in Cash and Cash Equivalents                 (547,736)               619,749
Cash, beginning of period                                             682,096                171,354
                                                                 ------------           ------------
Cash, end of period                                              $    134,360           $    791,103
                                                                 ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                         $    347,040           $    185,847
                                                                 ============           ============
  Cash paid for income taxes                                     $          0           $          0
                                                                 ============           ============

                 See accompanying notes to financial statements.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


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

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less. At November 30, 2013 and February 28, 2013 the Company had $134,360 and $682,096 cash and cash equivalents, respectively.

Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability. As of November 30, 2013 and February 28, 2013 the Company had $44,004 and $7,444 in impaired receivables, respectively. The allowance for these impaired receivables was $12,235 and $14,359 for periods ending November 30, 2013 and February 28, 2013 respectively.

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

         Motor vehicles                       6 years
         Computer equipment                   3 years
         Computer software                    2 years
         Leased assets - motor vehicles       6 years

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


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

Advertising Costs - Advertising costs are primarily expensed as incurred. During the nine months ended November 30, 2013 and November 30, 2012, the Company incurred advertising expense of $10,486 and $66,802, respectively.

Income Taxes - The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has no tax liability in the United States.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. There were no such common stock equivalents outstanding at November 30, 2013.

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

Stock-Based Compensation - Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123R (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

2. REVENUE-EARNING VEHICLES
Revenue-earning vehicles consist of the following:

                                       November 30, 2013       February 28, 2013
                                       -----------------       -----------------
Revenue-earning vehicles                 $  6,447,576            $  6,212,677
Less accumulated depreciation              (1,373,831)             (1,354,132)
                                         ------------            ------------
                                         $  5,073,745            $  4,858,545
                                         ============            ============

Rent expense for vehicles leased under operating leases was $0 and $0 for the nine months ending November 30, 2013 and November 30, 2012, respectively, and is included in vehicle depreciation and lease charges, net.

3. PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

                                       November 30, 2013       February 28, 2013
                                       -----------------       -----------------
Computer equipment                       $     33,676            $     23,353
Computer software                               5,098                   2,368
Other fixed assets including
signage                                         8,575                   8,664
                                         ------------            ------------
 Subtotal                                      47,349                  34,385
Less accumulated depreciation                 (14,952)                 (9,427)
                                         ------------            ------------
 Property and equipment, net             $     32,397            $     24,958
                                         ============            ============

During the nine months ended November 30, 2013 and 2012, the Company recorded no provisions for the impairment of assets.

4. LOANS RECEIVABLE

At November 30, 2013 and February 28, 2013, the Company has a receivable due under a settlement agreement with a former employee with a balance of $6,412 and $7,037, respectively. This loan is to be repaid with interest of 10% in 48 equal installments of about $425; the payments began in March, 2011.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


5. DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

                                                             November 30, 2013          February 28, 2013
                                                             -----------------          -----------------
Loan payable - individual - unsecured, interest bearing,        $    19,625                 $    22,625
no fixed repayment terms

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                              9,813                      11,312
Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                             49,063                      56,562

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                             26,740                      41,008

Loan payable - individual - unsecured, interest bearing,
no fixed repayment terms                                             45,761                      68,027

Loan payable - bank- Secured by company vehicles, bearing
an interest rate of JIBAR plus 5% per annum, payable in
quarterly installments beginning 30 September 2012.               1,431,015                   2,356,765

Loan payable - other - unsecured, interest bearing, no
fixed repayment terms                                                 2,523                     151,181
Loan payable - other - unsecured, interest bearing, no
fixed repayment terms                                                24,239                      27,943

Loan payable - other - unsecured, interest bearing, no
fixed repayment terms                                                27,500                      27,489
                                                                -----------                 -----------

Total                                                           $ 1,636,279                 $ 2,762,912

Current portion of loans payable                                    817,723                     731,271
                                                                -----------                 -----------

Long-term portion of loans payable                              $   818,556                 $ 2,031,641
                                                                ===========                 ===========

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


5. DEBT AND OTHER OBLIGATIONS (continued)

Expected maturities of debt and other obligations outstanding at November 30, 2013 are as follows:

                             Loan Amounts        Lease Amounts           Total
                             ------------        -------------        ----------
November 30, 2014             $  817,723          $  902,342          $1,720,065
November 30, 2015             $  640,791          $  737,182          $1,377,974
November 30, 2016             $        0          $  574,930          $  574,930
November 30, 2017             $        0          $  253,289          $  253,289
November 30, 2018             $        0          $   23,751          $   23,751
Thereafter                       177,765          $        0          $  177,765
                              ----------          ----------          ----------
Total                         $1,636,279          $2,491,494          $4,127,773
                              ==========          ==========          ==========

Installment sales and lease contracts are secured by finance lease agreements over revenue generating vehicles, having 2013 carrying values of $2,311,096. These lease contracts are repayable in monthly installments for 2013 of $6,973.

6. PROVISION FOR INCOME TAXES

The Company has no obligation for any federal or state income taxes in the United States. Further, no provision has been made for taxes in South Africa, which has a corporate income tax rate of 28%, for the three months ended November 30, 2013 and 2012 because our taxable losses and loss carryovers exceed the income in those periods. At February 28, 2013 the Company had net losses of approximately $524,559 available in South Africa that can be carried forward to offset future taxable income. Due to the uncertainty of future taxable income, the Company has recorded a valuation allowance of 100% of the deferred tax asset, so that our deferred tax asset at both November 30, 2013 and February 28, 2013 was $0.

7. EQUITY

On November 14, 2011 the Company filed a certificate of amendment to the articles of incorporation which caused a 50 for 1 forward common stock split and an increase in authorized common shares to 250,000,000.

On January 19, 2012 the Company cancelled 121,500,000 shares of common stock that were held by Leon Golden, the former owner of Victoria Internet Services, Inc.

As of November 30, 2013 and February 28, 2013 there were 112,250,000 and 112,250,000 common shares outstanding, respectively.

The Company is authorized to issue 20,000,000 preferred shares of stock. As of November 30, 2013 and February 28, 2013 there were no (0) shares outstanding.

8. COMMITMENTS AND CONTINGENCIES Operating Leases

The Company operates from various leased premises under operating leases with terms up to 5 years. Some of the leases contain renewal options. No contingent rent is payable.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


8. COMMITMENTS AND CONTINGENCIES (CONT.)

Expenses incurred under operating leases for the period were as follows:

                                        November 30, 2013      November 30, 2012
                                        -----------------      -----------------
Operating leases:
Premises                                    $ 35,407               $ 45,108
                                            --------               --------
                                            $ 35,407               $ 45,108
                                            ========               ========

 Future minimum rentals and fees under non-cancelable operating leases for the 12 month periods are presented in the following table:

November 30, 2014                           $      0
November 30, 2015                           $      0
November 30, 2016                           $      0
November 30, 2017                           $      0
November 30, 2018                           $      0

We currently operate under a month to month lease requiring a monthly payment of $3,934 and we believe that if we decide to move to another location our occupancy costs would remain materially the same. At November 30, 2013, the Company had no outstanding vehicle purchase commitments over the next twelve months.

9. RELATED PARTY TRANSACTIONS

The Company engages in activities with parties who hold ownership in the Company. The Company borrows funds from related parties and pays consulting fees to related parties. The related party transactions are as follows:

                                        November 30, 2013      February 28, 2013
                                        -----------------      -----------------
Loans payable to shareholders:
  G. Hardie                                 $      0               $  4,000
                                            --------               --------
Total loans payable to related parties      $      0               $  4,000
                                            ========               ========
Compensation paid to directors
  G. Hardie                                 $  4,000               $  1,000
  J. Storey                                        0                  6,787
                                            --------               --------
                                            $      0               $ 10,787
                                            ========               ========

10. SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

                                EARN-A-CAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2013


11. CORRECTION TO ACCOUNTING POLICY FOR US GAAP

The Company has restated certain operating and cash flow amounts for the three and nine months ended November 30, 2012, to correctly account for the recognition of revenue on up-front income in terms of US GAAP. Per US GAAP, the Company has now deferred the non-refundable up-front income it receives in the first month of the rental contract over the company's average rental period of 20 months. Simultaneously the company deferred direct, incremental selling costs related to the rental of the vehicle over the same average rental period. The company used to account for all the up-front non-refundable income once it was due and payable as this is the accounting policy for the subsidiaries. For the three and nine months ended November 2012 a portion of selling and administrative costs were allocated to direct and operating costs. These figures have now been restated to become consistent with the three and nine months ended November 2013.

The balances for the three months ended November 30, 2012 have been restated to correct the presentation of the deferred income and deferred costs and to correct the errors from 2012 detailed above.

                                                                                                      Previously
November 30, 2012 Financial Statements             Line Item                          Corrected         Stated
--------------------------------------             ---------                          ---------         ------
Statement of Operations                          Rental Income                        $ 472,412       $ 149,340
Statement of Operations                          Direct motor vehicle costs           $ 141,798       $ 277,377
Statement of Operations                          Net Income                           $(183,867)      $ 257,482
Statement of Other comprehensive Income          Net Income                           $(183,867)      $ 257,482
Statement of Other comprehensive Income          Foreign Currency Translation         $ (28,412)      $ (56,824)

The balances for the nine months ended November 30, 2012 have been restated to correct the presentation of the deferred income and deferred costs and to correct the errors from 2012 detailed above.

                                                                                                      Previously
November 30, 2012 Financial Statements             Line Item                          Corrected         Stated
--------------------------------------             ---------                          ---------         ------
Statement of Operations                          Rental Income                        $ 2,225,774     $ 2,802,702
Statement of Operations                          Direct motor vehicle costs           $   837,306     $   972,885
Statement of Operations                          Net Income                           $   203,480     $   644,829
Statement of Other comprehensive Income          Net Income                           $   203,480     $   644,829
Statement of Other comprehensive Income          Foreign Currency Translation         $  (137,606)    $  (166,018)
Statement of Cash Flows                          Net Income                           $   203,450     $   644,829
Statement of Cash Flows                          Increase in deferred costs           $  (126,851)    $         0
Statement of Cash Flows                          Increase in deferred income          $   539,787     $         0
Statement of Cash Flows                          Cash flows provided by operating
                                                  activity                            $   797,335     $   659,730
Statement of Cash Flows                          Exchange rate effect on cash
                                                  and cash equivalents                $  (137,606)    $   166,018

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

RESULTS OF OPERATIONS

OVERVIEW

The past 3 months has again been one of consolidation and review. We have addressed a lot of the cost issues and renewed effort is being put into sales Gross Profit has started to improve but our volumes are too low. We will continue to address these margin issues and have adapted our model to cover same. While these changes will take a while to be visible in our income statement they have been implemented in all new sales and will start having an effect in 2014.

2013 also saw sales affected by a number of new entrants into our niche with substitute products. We have begun implementing a range of new marketing strategies and management believe that they should improve utilisation on the comparative 2013 periods and help to growing the fleet once more. December saw our best sales and utilisation numbers since founding and we will be working hard to go forward in 2014.

QUARTER ENDED NOVEMBER 30, 2013 V. QUARTER ENDED NOVEMBER 30, 2012

Revenues increased from $474,488 in Q3 of FY 2013 to $914,760 in Q3 of FY 2014 an increase of $440,272 or 92 %. Our operating expenses went from $654,679 in Q3 of FY 2013 to $883,011 in Q3 of FY 2014 an increase of $228,332 or 35%. Repairs and insurance costs were much higher than previously experienced and negatively affected our gross profits. Thus Net income increased from $(183,867) in Q3 of FY 2013 to $6,363 in Q3 of FY 2014. These increased costs have necessitated changes in our terms and pricing and these were implemented from last quarter.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $619,240 at November 30, 2013. The bulk of our assets being $5,073,745 are invested in revenue earning vehicles. The business has good cash flows. All cash generated or borrowed is invested in growing the fleet of revenue earning vehicles or used to settle debt as we have no other investment needs. We currently have access to approximately $1.0m in revolving vehicle finance. We will probably need to look for new funds in the second quarter of next year. Management does not expect to have to dilute the 112,500,000 issued shares in the near future. Instead we intend to continue to make use of asset based financing to grow our fleet of rental cars.

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

As of November 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T. *

----------
* To be filed by amendment.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2014                Earn-A-Car, Inc.


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