Form 10-Q/A
period 2013-11-30
Earn-A-Car Inc.
filed 2014-01-17
CIK 1486297

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

The number of shares outstanding of each of the issuer's common stock, as of November 30, 2013 was 112,250,000

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

ITEM 6. EXHIBITS

The following documents are filed as part of this Report.

Exhibit
Number                        Exhibit Description
------                        -------------------

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1     Certifications of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2     Certifications of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 16, 2014                Earn-A-Car, Inc.


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